Form 10KSB
period 2006-09-30
IQ Micro Inc.
filed 2007-02-16
CIK 1350041

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO________

Commission file number 000-51796

IQ MICRO INC.

(Name of small business issuer in its charter)

COLORADO	20-3353942
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

33401
500 Australian Ave., Suite 700, West Palm Beach, Florida	(Zip Code)
(Address of principal executive offices)

561-514-0118
(Issuer's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK

(TITLE OF EACH CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended September 30, 2006 were $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. Approximately $2,635,325 as of February 12, 2007. The aggregate market value was based upon the average between the closing bid and asked price for the common stock on February 12, 2007 as quoted by the Over-the-Counter Bulletin Board under the symbol "IQMC", which average was $0.35.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check wither the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2007, 50,199,500 shares of common stock.

(DOCUMENTS INCORPORATED BY REFERENCE)

If the following documents are incorporated by reference, briefly, describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

		TABLE OF CONTENTS
			Page
			Number
PART I

	Item 1.	Description of Business	5

	Item 2.	Description of Property	13

	Item 3.	Legal Proceedings	14

	Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

	Item 5.	Market for Common Equity and Related Stockholder Matters	14

	Item 6.	Management's Discussion and Analysis or Plan of Operation	24

	Item 7.	Financial Statements	37

	Item 8.	Changes In and Disagreements With Accountants on	37
		Accounting and Financial Disclosure

	Item 8A.	Controls and Procedures	38

	Item 8B.	Other Information	38

PART III

	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	38

	Item 10.	Executive Compensation	40

	Item 11.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	43

	Item 12.	Certain Relationships and Related Transactions	44

PART IV	Item 13.	Exhibits	49

	Item 14.	Principal Accountant Fees and Services	51

PART I

Introductory Note

This annual report on Form 10-KSB (this “Report”) contains “forward-looking statements,” including, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

In addition to those risks discussed in this Report under the heading “Risk Factors,” factors that could cause our actual results to differ materially from those in the forward-looking statements include, without limitation:

•	our status as a development stage company;
•	our ability to operate as a “going concern;”
•	our need for additional capital;
•	our substantial leverage and indebtedness;
•	that our assets secure our indebtedness;
•	restrictive covenants in our Securities Purchase Agreement and Secured Convertible Debentures;
•	dilution to existing shareholders upon conversion of our Secured Convertible Debentures;
•	our cash requirements;
•	our ability to incur more debt;
•	our lack of independent directors;
•	our dependence on key personnel;
•	that our executives are not our employees;
•	immigration restrictions related to our senior officers;
•	logistics related to our Chief Executive Officer and Chief Operations Officer residing in Norway;
•	difficulties in making service of process or enforcing judgments;
•	our lack of certain types of insurance coverage;
•	our limited use of confidentiality agreements;
•	limitations on patent protection and protection of other intellectual property;
•	the outcome of possible intellectual property infringement claims;
•	the success of our marketing and licensing operations;
•	the reception in the industry of the technology we sub-license;
•	possible defects in the technology we sub-license;
•	the performance of sub-sub-licensees;
•	our management of our growth;
•	the effects of competition in our industry;
•	currency exchange and tariff regulations;
•	Food and Drug Administration (“FDA”) regulation of products or processes developed by sub-sub-licensees;
•	the extent to which our controlling shareholder exerts its influence;
•	the development of a trading market for our common stock;
•	that we have not paid dividends on our common stock and do not intend to do so in the future;
•	the effects of changing laws and regulations;

•	the costs associated with being a reporting company with the Securities and Exchange Commission (the “SEC”);
•	the trading price of our common stock;
•	dilution of our common stock upon conversion of warrants and debentures; and
•	other risks described from time to time in our filings with the SEC.

However, other factors besides those listed in the Risk Factors section or discussed in this Report could also adversely affect our results and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

Unless otherwise noted, the terms “IQMC,” the “Company,” “we,” “us,” and “our,” as used in this document, refer to the past and ongoing business operations of IQ Micro Inc.

Certain industry data disclosed in this report have been obtained from industry and government publications, as indicated. Our management believes such data to be reasonably accurate. All references in this document to “Fiscal 2006,” “Fiscal 2005,” and “Fiscal 2004” refer to our fiscal years ending on September 30 of such years.

All common stock share amounts have been restated to reflect our 1-for-200 reverse stock split effected on November 5, 2004.

Item 1.	Description of Business.

Overview

IQ Micro Inc. (“IQMC”) is an international licensing company established to commercialize technology developed by Osmotex AS (“Osmotex”), a Norwegian company incorporated in 1999. Osmotex’s technology precisely controls the movement of fluids on a micro scale. This technology relates to a field commonly known as “microfluidics,” which is the movement of minute amounts of fluid through a variety of channels, nozzles, pumps, valves and needles. The use of these microfluidic devices has a wide variety of applications in the pharmaceutical, medical and manufacturing industries. See “- Proprietary Technology - Microfluidics Industry” below.

Osmotex has been the entity responsible for conducting and coordinating research and development of its microfluidics technology. See below for a description of Osmotex’s relationship with Centre Suisse d’Electronique at de Microtechnique SA (“CSEM”) as part of these research and development activities. Since our inception, we have not engaged in any research and development activities.

IQMC was originally formed as Enclave Products, Ltd. (the “Old Corporation”), a Colorado corporation, on March 22, 1996. Pursuant to a Plan of Merger dated March 29, 2004, on April 21, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Enclave Products, Ltd., (the “Surviving Corporation”), a Colorado corporation. A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize. On October 18, 2004, a Florida-based shareholder group acquired controlling interest in the Surviving Corporation and on November 5, 2004, effected a 1-for-200 reverse stock split. On November 5, 2004, the Surviving Corporation changed its name to IQ Medical Corp. and then, on October 3, 2005, to IQ Micro Inc. We became qualified to do business in Florida on October 12, 2005. Our common stock is currently quoted on the NASD Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “IQMC.”

Osmotex was founded to develop and commercialize through licensing agreements, low-voltage microactuators (pumps), a sector of the microfluidics industry, based on the most recent discoveries in electrokinetics. Osmotex intends to take a leading role in liquid-handling systems in the microfluidics industry. Osmotex is in the final stages of testing its technology in microactuators, which we believe will make microfluidics viable for applications from CPU chip cooling to the microactuation of drugs.
Osmotex has developed a process for handling fluids on a micro level by means of a specialized, low-voltage pumping mechanism called a microactuator, which is a sort of “transistor.” Microfluidics devices are built using nanoscale materials, which are between 100 and 10,000 times smaller than a single human cell. Osmotex patented this process under the name “Invisible Pump.” The Invisible Pump allows for a broad range of commercial applications for microfluidics devices, which Osmotex intends to commercialize. Many of these applications are only currently usable in a controlled laboratory environment.

Osmotex anticipates that the Invisible Pump will find considerable use in the following technologies and applications.

•
Fuel cells, with a focus on portable power sources. Specific markets targeted for portable fuel cells are laptop computers, cellular telephones, military, comfort and leisure uses and other emerging segments.

•
“Lab-on-a-chip” applications. A lab-on-a-chip is a microfluidic laboratory and a micro electro-mechanical system (“MEMS”) in which circuits of tiny chambers and channels direct the flow of liquid chemicals according to a pre-determined program, all on a single silicon wafer, or “chip.” MEMS is the integration of microelectronics with micromachining technology to create systems-on-a-chip or “smart products.” This particular area of research could revolutionize several industries based on advancements in the area of microfluidics (See “- Microfluidics Industry” and “- Micro Electro-Mechanical Systems” below). By bringing together microelectronics with micromachining technology, we expect MEMS to revolutionize this product category. For example, health professionals could carry a stack of card-sized blood analysis devices. In essence, they would have the equivalent of a laboratory in their pocket.

•	Cooling devices for electronic equipment. MEMS could provide an efficient, silent alternative to fans for cooling microprocessors, projectors and other electronic equipment.

•
Microsensors. A sensor could be made small enough to be injected under the skin through a pre-filled syringe. We expect the first use of such a microsensor to be for diabetes patients, enabling them to monitor their blood glucose levels on a real-time basis.

We believe that Osmotex’s microfluidics technology is the enabling solution needed in the rapidly emerging field of microfluidics. All components of Osmotex’s microfluidics technology are either patented or have patent applications pending in the United States and nine other countries. Osmotex has strong, long-term relationships with international institutions at the forefront of microfluidics research (such as the Institute of Colloid and Water Chemistry at the National Academy of Sciences of Ukraine in Kiev, CSEM in Geneva, Switzerland and MicroTech Innovation Centre, in Horten, Norway.

Through June 8, 2005, we had no operations. On June 9, 2005, Osmotex and its wholly-owned subsidiary, Osmotex USA, Inc. (“Osmotex USA”), a Florida corporation formed in 2005 and currently the controlling shareholder of 85% of our capital stock, entered into a Technology License Agreement (the “License Agreement”). Osmotex licensed to Osmotex USA exclusive, worldwide sales and marketing licensing rights to microfluidics technology developed and patented by Osmotex, as well as additional intellectual property rights of Osmotex (the “Licensed Rights”), which include Osmotex’s patents. See “Proprietary Technology - Patents” below.

On June 9, 2005, the same day that Osmotex and Osmotex USA entered into the License Agreement, we entered into two additional agreements. First, we entered into a Capital Contribution Agreement (the “CC Agreement”) with Osmotex USA. In the CC Agreement, we agreed to exchange 42,670,000 shares of our $0.0001 par value per share common stock to Osmotex USA in return for the Licensed Rights. As a result of this transaction, Osmotex USA became the beneficial owner of approximately 85% of our capital stock. Then, and in connection with the CC Agreement, we entered into a Financing and Listing Agreement (the “F&L Agreement”) with Osmotex USA and D.P. Martin & Associates, Inc., a Florida corporation (“D.P. Martin”), that obligated D.P. Martin to locate at least $500,000 in external financing for us by December 31, 2005. Subsequent to March 31, 2006, the agreement was further extended to September 30, 2006. Pursuant to the F&L Agreement, D.P. Martin:

•	assisted us in establishing Osmotex USA’s acquisition of approximately 85% of our outstanding common stock: and

•
placed 1,000,000 shares of our common stock beneficially owned by D.P. Martin into escrow to be released to D.P. Martin if and when it fulfills its financing commitment to us under the F&L Agreement. In February 2007, these 1,000,000 shares were released from the Osmotex escrow and pledged by D.P. Martin & Associates to Cornell Capital Partners, LP in connection with securing payment of the Company’s $95,000 convertible debenture issued to Cornell in February 2007.

If D.P. Martin does not fulfill its financing commitment to us, we will have the right to retire the 1,000,000 shares of our common stock held in escrow less the appropriate number of shares relating to any partial fulfillment.

Shortly thereafter, we determined that it was in our best interests and in the best interests of our shareholders to provide funding assistance in connection with Osmotex’s continued product development of microfluidics technology, other technologies or other items. We determined that this funding would involve the expenditure of our cash and that such cash expenditures would not be classified as debt owed to us by Osmotex or as capital contributions in exchange for any equity of Osmotex. We agreed with Osmotex and Osmotex USA that it was in the best interests of all parties for us to include as consideration for the Licensed Rights the payment of $300,000 (the “License Fee”), in addition to the prior issuance of 42,670,000 shares of our common stock to Osmotex USA. We determined that this arrangement is advantageous to us and to our shareholders because of the existence of the microfluidics technology and the benefits that we believe we can derive as the microfluidics technology is further developed and improved. We believe the most direct method of supporting Osmotex’s technology is supporting the product development of microfluidics technology via the License Fee. These payments are also advantageous and beneficial to Osmotex.

On July 21, 2005, we formed IQ Micro (USA) Inc. (“IQ USA”), a Florida corporation and our wholly-owned subsidiary. IQ USA is our operating subsidiary that is expected to negotiate sub-sub-licensing arrangements for Osmotex’s microfluidics technology, including fees and royalties with pharmaceutical, technology and other industrial manufacturers throughout the world, such as pharmaceutical firms, electronics manufacturers and fuel cell developers, seeking to implement Osmotex’s microfluidics technology into their own products (the “Manufacturers”). We expect the first sub-sub-licensing arrangements with Manufacturers to occur prior to March 31, 2007.

We paid the License Fee with the proceeds of our $500,000 Secured Convertible Debenture financing with Cornell Capital Partners, LP, which closed on August 12, 2005. Osmotex applied the License Fee funds to its microfluidics technology product development efforts. Specifically, Osmotex paid a significant portion of the funds to CSEM. Osmotex worked with CSEM on a previous and related project from June 2004 until December 2004. In that project, CSEM and Osmotex tested the concept of electosmosis of the second kind (“EO2”) for low-power pumping of liquids in microfluidic systems. On April 11, 2005, Osmotex entered into a letter agreement regarding Fabrication and Testing of Completely Microfabricated Micropumps (the “CSEM Letter Agreement”) to further Osmotex’s microfluidics technology product development. The CSEM Letter Agreement contains the terms of a four-step project that we believe will be completed prior to June 30, 2007. The overall goal of the relationship formed between Osmotex and CSEM in the CSEM Letter Agreement is to assist Osmotex present completely microfabricated functional micropumps. Osmotex applied the remainder of the License Fee to sales and marketing activities conducted by former Osmotex employees in conjunction with the CSEM microfluidics technology product development. The net result of the License Fee is our payment of $300,000 to Osmotex, the sole owner of our majority shareholder, Osmotex USA.

On January 12, 2006, our shareholders, including a majority of the disinterested shareholders, ratified and approved the License Fee at a special meeting of the shareholders. As of January 12, 2006, we entered into the Amendment to Capital Contribution Agreement (the “Amendment to CC Agreement”) with Osmotex USA, whereby we memorialized our agreement to pay the License Fee, as partial consideration for the License Rights, in addition to our issuance of the 42,760,000 common stock shares to Osmotex USA.

On January 12, 2006, we entered into the Amended and Restated Technology License Agreement (the “A&R License Agreement”) to which Osmotex and Osmotex USA are also parties. In the A&R License Agreement, the Licensed Rights Osmotex granted to Osmotex USA in the License Agreement remained the same, but Osmotex USA also sub-licensed to us the identical rights it had been granted from Osmotex. We expect to utilize the Licensed Rights Osmotex USA sub-licensed to us pursuant to the A&R License Agreement to effect the sales and marketing of Osmotex’s patented microfluidics technology through our wholly-owned subsidiary, IQ USA. In the A&R License Agreement, we memorialized our agreement to pay the License Fee.

We are currently a development stage company. The Licensed Rights are currently our sole asset and our sole prospective revenue source, in the form of anticipated licensing fees and royalties. To sub-sub-license Osmotex’s microfluidics technology, we have focused on developing contacts and relationships with Manufacturers, including major public corporations. We have targeted Manufacturers seeking to implement Osmotex’s technology into their own products. To provide full support to the manufacturing process of the Manufacturers’ products, we will provide consulting services and technological development services to them. To further support the Manufacturers after they have signed sub-sub-licensing agreements with us, we will continue to build a global microfluidics network with important research institutions. This network will ensure the ongoing exchange of knowledge and information in the industry. The network of research institutions currently includes the Institute of Colloid and Water Chemistry at the National Academy of Sciences of Ukraine in Kiev, CSEM and the MicroTech Innovation Centre in Horten, Norway.

The microfluidics industry is highly competitive and is made up of both large, well-organized, well-funded companies and many small start-up companies. However, we believe that we and Osmotex have an advantage over our competitors due to Osmotex’s advanced research and technology and our current discussions with potential sub-sub-licensees. See “Proprietary Technology - Microactuators” below.

Proprietary Technology

Microfluidics Industry

The microfluidics industry involves the movement of minute amounts of fluids or gas through a variety of channels, nozzles, pumps, valves and needles. The following are examples of areas where we believe the duration required for certain products or processes in the medical, pharmaceutical and manufacturing industries can be significantly altered:

•	Automated DNA - decreased from months to hours.

•	Drug development - decreased from years to weeks.

•	Battery lifespan - increased from hours to months.

•	Diagnostics - decreased from weeks to minutes.

During the last decade, the main components of microfluidics - the sensors and the channel networks through which the fluids travel - have been significantly developed. However, great improvements have been necessary on the “transistor” of microfluidics, the microactuator, which is the key technology Osmotex is developing. We believe that until now, clumsy and expensive mechanical or high-voltage equipment has limited microfluidics to laboratory systems, with relatively low processing power.

With Osmotex’s microactuator, the Invisible Pump, devices using microfluidic technology can be used on a commercial basis, outside of a lab environment and with significantly increased processing times and processing power.

In using microtechnology, active fluid-controlling devices are made with micro valves and pumps together with important microfluidics sensing capabilities. In its February 2004 report, Microfluidics Part I: Inkjet, Drug Delivery, Fuel Cells and More, the high-tech market research firm of In-Stat/MDR reported that, excluding lab-on-a-chip, revenues for microfluidics are forecast to grow at a compound annual growth rate of 10.3%, from nearly $1.7 billion in 2003, to more than $2.7 billion in 2008.

The field of microfluidics has been developing for approximately ten years. Most of that development, while significant, has been in isolated modules. We believe microfluidics growth has lagged due, in part, to a technological bottleneck. All but one component of microfluidics systems are available in today’s market; production techniques, flow channels and microsensors are all reasonably developed technologies. For years microfluidics researchers have been seeking to develop a solution to the most challenging technological component - the microactuator. We believe that the long-term growth of the microfluidics industry depends primarily on the development of an effective microactuator and we believe Osmotex has the capacity to develop one.

Scientists are beginning to put the pieces of microfluidics systems together. One of the main applications of microfluidics is lab-on-a-chip in industrializing chemical and biological laboratory work. Lab-on-a-chip, a microfluidics laboratory, is a form of MEMS in which circuits of tiny chambers and channels direct the flow of liquid chemical reagents on a single chip just as semiconductors direct the flow of electrons. These microfluidics circuits can be designed to accommodate virtually any analytic biochemical process. For example, a lab-on-a-chip for medical analysis could integrate sample input, dilution, reaction and separation, whereas one designed to map restriction enzyme fragments might have an enzymatic digestion chamber followed by a relatively long separation column. Many features of these labs-on-a-chip make them well-suited for high-throughput analyses, which involve passing a large number of samples through a system from input to output. Their small dimensions reduce both processing times and the amount of reagents necessary for a medical analysis, which we believe will substantially reduce costs. Just as microelectronic devices can be manufactured with many elements on a single chip, microfluidics devices can be fabricated with many channels, allowing for many parallel chemical analyses at a reasonable cost. They are uniquely suited to small-scale analyses; sample volumes for a single experiment often are in the nano- to picoliter-range, opening the door to the possibility of analyzing components from single cells.

The first significant commercial application of microfluidics has been in inkjet printing. Other potential applications include:

•	disease diagnostics (inexpensive chips used to test for hundreds of diseases);

•	manufacturing process control (online analysis in industry, automobile engines, etc.);

•	security (biological and chemical surveillance);

•	medication (insulin pumps);

•	micro fuel cells (for powering portable electronics);

•	cooling devices for electronic equipment; and

•	displays (flat screen televisions and monitors).

We believe that microfluidics is beginning to change many industries in the same way that the integrated circuit impacted signal processing, ultimately making it possible to perform years of manual work in minutes using inexpensive, mass-produced equipment.

We also believe that there is a significant market opportunity with respect to Osmotex’s glucose monitoring system. The World Health Organization estimates the total number of people with diabetes worldwide to be nearly 200 million. In 2002, the total annual economic cost of diabetes to the U.S. healthcare system was estimated to be $132 billion, which is one out of every ten healthcare dollars spent in the United States. In addition, it is estimated that medical complications arising from diabetes cost the U.S healthcare system over $45 billion annually. We believe that a significant portion of those costs could be eliminated with the more consistent glucose monitoring provided by our implantable system.

Microactuators

We believe that Osmotex’s Invisible Pump technology is the enabling solution needed in microfluidics. The Invisible Pump technology is highly scalable; different sizes and designs can be optimized to yield the correct flow, pressure or agitation for a given application. At the core of the technology lies a recently discovered electrokinetic phenomenon, which we believe Osmotex is the first to exploit technologically. Common to several other actuation principles being studied, this phenomenon works by applying an electric field to a channel by means of two electrodes.

The uniqueness of the Invisible Pump developed by Osmotex however, is its ability to pump liquids at a low-voltage AC power delivered by microfabricated electrodes inside the channel. Unlike competitors’ technologies generally, Osmotex’s technology does not:

•	require voltages greater than five volts;
•	require DC power;
•	alter the properties of the liquid; or
•	have specialized, single-use-only applications.

We believe our competitors’ technology inevitably results in a “dirty” system with electrolysis and gas evolution at the electrodes, which consequently must be placed in open reservoirs. Furthermore, it is difficult to make such systems very complex, as the practical number of external high-voltage electrodes is limited. Osmotex’s low-voltage actuators allow for different sizes and configurations to yield precise flow, pressure and agitation without affecting the liquid’s properties.

We believe that Osmotex is the market leader with respect to microactuators at this time and that no competitor currently exists with a successful, viable alternative. Through Osmotex’s strategic relationships with leading microfluidics research institutions, we are kept apprised of any impending new developments in the field. While there are a number of competitive technologies developed and under development, Osmotex is not aware of any current competitor that has been able to utilize low voltages to power a microfluidic pump. Existing technology uses voltages as high as 1,000 to 5,000 volts, as opposed to the 5 volts currently required for the Osmotex technology. Given the advantages of microfluidics devices that can function with this low-voltage microactuator, Osmotex expects that other competitors may be developing similar technologies to our or Osmotex’s low-voltage pump. However, Osmotex has certain advantages over such competitors:

(1)	Osmotex’s microactuator is in the advanced stages of research and development and is essentially ready for commercialization and specialization for specific applications; and
(2)	Osmotex already holds international patents in many important commercial markets around the world.

We believe that the primary competition in the area of the microactuator products will come from other biotechnology companies and large pharmaceutical companies developing their own alternative products. However, the time required to bring these products to market is lengthy and is labor- and capital-intensive. Large pharmaceutical and manufacturing clients are likely to be more interested in licensing our technology, which is significantly closer to being a commercially viable product, than they are in developing their own proprietary technology.

The Invisible Pump can be integrated in large numbers on a single chip. It contains no moving parts and is built using materials 100 to 10,000 times smaller than a human cell. The Invisible Pump is capable of being mass-produced and we believe it will enable drastic reductions in the size of an expansive range of medical and industrial equipment.

In accordance with our Licensed Rights, in June 2005, we initiated an international licensing program, using IQ USA as the sales and marketing arm, to commercialize the Invisible Pump.

To sub-sub-license Osmotex’s microfluidics technology, we have focused on developing contacts and relationships with Manufacturers, including, major public corporations. For example, as of the date of this Report, we are in contact with several pharmaceutical and fuel cell companies to develop long-term sub-sub-licensing agreements. The discussions are advancing in various stages.

We have targeted Manufacturers seeking to implement the Invisible Pump technology into their own products. To provide full support to the manufacturing process of Manufacturers’ products, we will provide consulting services and technological development services to them.

To further support the Manufacturers after they have signed sub-sub-licensing agreements with us, we plan to continue to build a global microfluidics network with important research institutions. This network should help ensure the ongoing exchange of knowledge and information in the industry. Our network of research institutions currently includes: the Institute of Colloid and Water Chemistry at the National Academy of Sciences of Ukraine in Kiev, CSEM and the MicroTech Innovation Centre in Horten, Norway.

In addition to licensing its microfluidics technology, Osmotex is developing proprietary products based on its electrokinetic research. Osmotex has developed an electric, breathable membrane with widespread industrial potential. The rate and direction of liquid transported through the membrane is controlled by an electrical signal. The membrane can also be incorporated into various textiles, including intelligent sportswear and functional fabrics, in addition to being used in applications such as condensation removal and groundwater drainage, among others. Textiles incorporating these membranes are capable of transporting over one liter of water per hour using the energy from a small battery.

Micro Electro-Mechanical Systems

MEMS is the integration of mechanical elements, sensors, actuators, and electronics on a common silicon substrate through microfabrication, similar to the way computer chips are mass-produced. MEMS brings together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. While the electronics are fabricated using integrated circuit process sequences, the micromechanical components are fabricated using compatible micromachining processes that selectively etch away parts of the silicon wafer or add new structural layers to form the mechanical and electromechanical devices. MEMS is an enabling technology that we expect will allow Osmotex to further its current development of smart products, augmenting the computational ability of microelectronics with the perception and control capabilities of microsensors and microactuators and expanding the scope of possible design applications.

Microelectronic integrated circuits can be thought of as the “brains” of a system. MEMS augments this decision-making capability with “eyes” and “arms” to allow microsystems to sense and control the environment. Sensors gather information from the environment by measuring mechanical, thermal, biological, chemical, optical and magnetic phenomena. The electronics then process the information derived from the sensors and, through a programmed decision-making capability, direct the actuators to respond by moving, positioning, regulating, pumping and filtering, thereby controlling the environment to achieve the desired outcome or purpose. Because MEMS devices are manufactured using batch fabrication techniques similar to those used for integrated circuits, Manufacturers can place unprecedented levels of functionality, reliability, and sophistication on a small silicon chip at a relatively low cost.

Increased demand for systems such as lab-on-a-chip will likely dramatically bring down their cost and make them accessible to a much broader market. Microscale miniaturization is another upside-end product that would be small and highly portable, about the size of a credit card. Health professionals, for instance, could carry a stack of card-sized blood analysis devices, enabling them to provide services that would otherwise require a laboratory. Such devices would also automate processes that could increase researchers’ ability to conduct more experiments and to gather more statistics and more data using less time and effort.

Osmotex is currently completing tests of an innovative, low-cost, implantable system developed with MEMS to continually monitor glucose levels in diabetics and provide an immediate alert when levels change. The Invisible Pump automatically delivers drugs without repeated skin punctures while significantly improving the accuracy of glucose readings over currently available solutions. We believe Osmotex’s system could dramatically reduce costly medical complications diabetics suffer due to poor glucose control.

Patents

Osmotex’s technology is protected by patents and patent applications. All of Osmotex’s currently-held patents and intellectual property rights expire in 2023. The material protected by the patents is the core of our licensing program. Osmotex holds patents for its patent application titled “Method Of Fluid Transport” in Australia (AU737492), Brazil (PI9810358.0), Canada (CA2295710), Finland (FI0993328), France (FR0993328), Germany (DE0993328), Great Britain (GB0993328), Italy (IT0993328), Norway (NO308095) and the U.S. (US6320160). These patents were originally issued to Consensus A/S, a Norwegian company co-owned by Trond Eidsnes, one of our directors, and, after the patents were granted, they were transferred to Osmotex. The patent application priority date is June 30, 1997.

In addition, Osmotex has submitted two other Patent Cooperation Treaty (“PCT”) applications for:

•	PCT application PCT/NO 03/00246 “Actuator in a microfluidic system for inducing electroosmotic liquid movement in a micro channel,” Priority date: 030715; and

•	PCT application PCT/NO 03/00247 “Fabric material with improved liquid transport,” Priority date: 030715.

Osmotex has received a Positive International Preliminary Examination Report for both applications, stating that the inventions have novelty, include an inventive step and have industrial application. We expect the PCT applications to form the basis for a European Patent Office application and applications in North America, European Union and Japan.

The Licensed Rights include the patents discussed above and other intellectual property, including rights to use any and all of Osmotex’s now or subsequently known or discovered tangible and intangible:

•	rights associated with works of authorship throughout the universe, including, but not limited to, copyrights, moral rights and mask-works;

•	trademark and trade name rights and similar rights;

•	trade secret rights;

•	patents, designs, algorithms and other industrial property rights;

•
all other intellectual and industrial property rights of every kind and nature throughout the universe, however named or designated, including, without limitation, all characters, artwork, graphics, audio-visual components, recordings, films, photographs and/or materials related to the patented technology; and

•	all registrations, initial applications, renewals, extensions, continuations, divisions or reissues of the above, whether now or subsequently in force.

Employees

Our wholly-owned subsidiary, IQ USA, currently enlists the services of several consultants, each of whom is the subject of a Management Agreement between their respective employer and us. The management fee associated with each Management Agreement is paid directly by IQ USA.

We are party to a Management Agreement, effective May 1, 2005, with D.P. Martin. In that agreement, we engaged and appointed Robert Rudman, an employee of D.P. Martin, as our Chief Financial Officer. Mr. Rudman is also one of our directors. IQ USA pays a monthly management fee in the amount of $10,000 to D.P. Martin. Mr. Rudman is a Canadian Chartered Accountant and a Canadian citizen. Mr. Rudman’s H-1B work authorization status was granted with D.P. Martin.

We are party to a Management Agreement, effective October 1, 2005, with Visionaire (formerly Jochri Consult AS), a Norwegian company (“Visionaire”), under which we engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire, as our Chief Executive Officer. Mr. Christiansen is also one of our directors. Mr. Christiansen performs management services for us in his capacity as Chief Executive Officer from Norway and also performs management services for IQ USA, which pays his monthly management fee in the amount of $8,000. Mr. Christiansen is also a director of Osmotex.

We are party to a Management Agreement, effective March 1, 2006, with Visionaire under which we engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire, as our Chief Operations Officer. Mr. Lislien performs management services for us in his capacity as Chief Operations Officer from Norway and also performs management services for IQ USA, which pays his monthly management fee in the amount of $10,000.

Item 2.	Description of Property.

We do not own any real property. Our executive office is located at 500 Australian Avenue, Suite 700, West Palm Beach, Florida, 33401. On July 1, 2005, we verbally agreed to a month-to-month lease for this single, 250 square foot, executive office in a shared office suite with D.P. Martin at a current lease rate of $2,500 per month.

On August 1, 2005, we verbally agreed to a month-to-month lease for our use of a 500-square-foot office space, including administrative support, located at Nedre vei 4, N-3183 Horten, Norway, where Visionaire currently leases three executive offices at a monthly cost of 15,250 (Norwegian Krone) or $2,400. On the basis that two of those offices are occupied by Johnny Christiansen and Per Arne Lislien, two-thirds, or approximately $1,600, of the office rent is being charged back to us and is included in our 2006 projected operating budget. Visionaire is owned by one of our directors and Chief Executive Officer, Johnny Christiansen.

In addition to the Norwegian office, we also incur an expense related to laboratory facilities, office space and support of CSEM in Alpnach Dorf, Switzerland in connection with Osmotex’s one-year Agreement with CSEM, dated September, 2005, for the use of office space for two Osmotex employees, laboratory usage, laboratory support services and research and development support. This cost varies from month to month depending on usage of the facilities. For budgeting purposes, we have projected an average monthly cost of $1,300 for the fiscal year ended September 30, 2007.

Item 3.	Legal Proceedings.

As of the date of this Report, we are not currently involved in any legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5.	Market for Common Equity and Related Shareholder Matters.

Our common stock is currently traded on the OTC-BB under the symbol “IQMC.” We changed our name from IQ Medical Corp. to IQ Micro Inc. on October 3, 2005. The table below sets forth, for each of the quarterly periods indicated, the highest and lowest closing bid prices for our common stock as reported on the OTC-BB and the over-the-counter market in the Pink Sheets as maintained by Pink Sheets LLC. The closing bid price for our common stock on February 12, 2007 was $0.35. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter	High	Low

Fiscal 2004
First (ended December 31, 2003)	N/A	N/A
Second (ended March 31, 2004)	N/A	N/A
Third (ended June 30, 2004)	N/A	N/A
Fourth (ended September 30, 2004)	N/A	N/A

Fiscal 2005
First (ended December 31, 2004)	N/A	N/A
Second (ended March 31, 2005)	N/A	N/A
Third (ended June 30, 2005)	$0.65	$0.12
Fourth (ended September 30, 2005)	0.85	0.51

Fiscal 2006
First (ended December 31, 2005)	$1.05	$0.42
Second (ended March 31, 2006)	0.35	0.35
Third (ended June 30, 2006)	0.75	0.55
Fourth (ending September 30, 2006)	0.75	0.55

The closing bid prices appearing in the above table have been adjusted to reflect our 1-for-200 reverse stock split effected on November 5, 2004.

Holders

As of February 12, 2007, our shareholders list contained approximately thirty-five shareholders of record of common stock.

Dividends

We have never declared or paid cash dividends on our capital stock and our board of directors does not intend to declare or pay any dividends on the common stock in the foreseeable future. We expect to retain our earnings, if any, for use in expanding our business. The declaration and payment in the future of any cash or stock dividends on the common stock will be at the discretion of our board of directors and will depend on a variety of factors, including our ability to service our outstanding indebtedness and to pay our dividend obligations on securities ranking senior to the common stock, our future earnings, if any, our capital requirements, our financial condition and such other factors as our board of directors may consider to be relevant from time to time.

Furthermore in our Second Amended and Restated Security Agreement with Cornell Capital Partners, LP, dated March 29, 2006, we agreed that we will not, without prior written consent of Cornell Capital Partners, LP:

•	declare or pay any dividend of any kind, in cash or in property, on any class of its capital stock;

•	purchase, redeem, retire or otherwise acquire for value any shares of such stock;

•	make any distribution of any kind in respect thereof;

•	make any return of capital to shareholders; or

•	make any payments in respect of any pension, profit sharing, retirement, stock option, stock bonus, incentive compensation or similar plan (except as required or permitted hereunder).

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth information as to securities issuable upon exercise of outstanding options and warrants and available for issuance under equity compensation plans as of September 30, 2006.

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted -Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
	(A)	(B)	(c)

Equity compensation plans approved by security holders	N/A	N/A	N/A
	Warrants:
Equity compensation plans not approved by security holders	250,000	$0.51	0
	100,000	$0.001	0
	100,000	$0.001	0
	3,000,000	$.30	0
	212,000	$0.001	0
Total	3,662,000		0

Recent Sales of Unregistered Securities.

Cornell Capital Partners, LP Secured Convertible Debenture Financings

We issued Secured Convertible Debentures to Cornell Capital Partners, LP on August 12, 2005, November 30, 2005, February 8, 2006, March 29, 2006, and February 15, 2007 which in the aggregate as of February 15, 2007, are convertible into up to approximately 5,696,429 shares of our common stock (assuming a conversion price of $0.28 per share and excluding interest), subject to adjustment in accordance with the terms of the applicable agreements and instruments. Each of these transactions was a private sale to one accredited investor made pursuant to Section 4(2) and Rule 506 under Regulation D of the Securities Act of 1933, as amended. All of those Secured Convertible Debentures are secured by all of our property and products and the proceeds of all such items. Pursuant to each of the Securities Purchase Agreements, dated August 11, 2005, November 30, 2005 and March 29, 2006, we paid Yorkville Advisors, LLC (“Yorkville”), the general partner of Cornell Capital Partners, LP, a total fee of $70,000 under each such agreement. Pursuant to the Securities Purchase Agreement dated February 15, 2007, we paid Yorkville a total fee of $15,000.

We issued Cornell Capital Partners, LP a Secured Convertible Debenture on August 12, 2005 in the principal amount of $500,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert the Secured Convertible Debenture into our common stock. Principal and interest on this Secured Convertible Debenture may be converted into up to approximately 9,800,000 shares of common stock (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP at a conversion price per share equal to the lesser of:

•
$0.64, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg L.P. for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments. This Secured Convertible Debenture has an August 12, 2007 maturity date.

On November 30, 2005, we issued Cornell Capital Partners, LP a Secured Convertible Debenture in the principal amount of $250,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert this Secured Convertible Debenture into our common stock. The Secured Convertible Debenture is secured by all of our property and products thereof and proceeds of all such items and has a November 30, 2007 maturity date. As part of the November 2005 Secured Convertible Debenture financing and pursuant to the Securities Purchase Agreement, dated November 30, 2005, we issued another Secured Convertible Debenture to Cornell Capital Partners, LP on February 8, 2006, that except for its February 8, 2008 maturity date and issuance amount of $250,000, has identical terms to the November 2005 Secured Convertible Debenture.

Principal and interest on each of the November 30, 2005 and the February 8, 2006 Secured Convertible Debentures may each be converted into up to approximately 4,900,000 shares of common stock (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP. For the November 30, 2005 Secured Convertible Debenture, the conversion price per share is equal to the lesser of:

•
$0.48, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg LP for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. For the Secured Convertible Debenture issued on February 8, 2006, the conversion price per share is the lesser of:

•
$0.42, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg LP for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments.

On March 29, 2006, we issued Cornell Capital Partners, LP a Secured Convertible Debenture in the principal amount of $500,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert this Secured Convertible Debenture into our common stock. The Secured Convertible Debenture has a March 29, 2009 maturity date. As part of this March 2006 Secured Convertible Debenture financing, we committed to file a registration statement on Form S-1 or Form SB-2 no later than June 29, 2006, as required pursuant to the Securities Purchase Agreement, dated March 29, 2006. This deadline has been extended to the latter half of March, 2007. Principal and interest on this Secured Convertible Debenture may be converted into up to approximately 7,400,000 shares of common stock (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP. The conversion price of this Secured Convertible Debenture is based on a formula which is a conversion price per share equal to the lesser of:

•
$0.42, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg LP for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments.

We issued Cornell Capital Partners, LP a Secured Convertible Debenture on February 15, 2007 in the principal amount of $95,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert the Secured Convertible Debenture into our common stock. Principal on this Secured Convertible Debenture may be converted into up to approximately 339,286 shares of common stock (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP at a conversion price per share equal to the lesser of:

•	$0.35 per share; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg L.P. for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments. This Secured Convertible Debenture has a February 15, 2010 maturity date. In connection with the February 15, 2007 Secured Convertible Debenture, (a) D.P. Martin & Associates (DPM”) (a stockholder in the Company) pledged 1,000,000 shares of the Company’s common stock owned by DPM; the proceeds from the sale of these shares, if and as liquidated, will reduce the indebtedness under the debentures and will be applied against an obligation due the Company from DPM, (b) the Company’s Chief Financial Officer provided his personal guaranty of up to $25,000; and (c) the Company issued to Cornell Capital Partners, LP 212,000 warrants exercisable at $0.001 per share. The net proceeds from the issuance of this Debenture were used to pay transaction costs and professional fees in connection with our audit and securities law compliance and reporting.

Capital Contribution Agreement

On June 9, 2005, we entered into a Capital Contribution Agreement (“CC Agreement”) with Osmotex USA. In the CC Agreement, we agreed to exchange 42,670,000 shares of our $0.0001 par value per share common stock to Osmotex USA, in return for the Licensed Rights. As a result of this transaction, Osmotex USA became the beneficial owner of approximately 85% of our capital stock. This private sale was made pursuant to Section 4(2) and Rule 506 under Regulation D of the Securities Act of 1933, as amended.

Description of Securities

Merger with Enclave Products, Ltd.

Pursuant to a Plan of Merger dated March 29, 2004, on April 21, 2004, the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into the Surviving Corporation. In the Plan of Merger, we increased our authorized capital shares of common voting stock, par value of $0.0001 per share, from 100,000 shares to 100,000,000 shares. Each shareholder of the Old Corporation exchanged one share of its common stock for one share of common stock in the Surviving Corporation.

Reverse Stock Split

On November 5, 2004, we filed Articles of Amendment with the Secretary of State of the State of Colorado with Articles of Amendment to the Articles of Incorporation attached thereto, authorizing a one-for-200 reverse stock split on all outstanding shares of common stock as of that date.

Common Stock

Our authorized common stock consists of 300,000,000 shares of common stock, of which 50,199,500 shares were issued and outstanding as of September 30, 2006. Each share of our common stock is entitled to one vote and unlimited voting rights and each shareholder is entitled to receive its proportionate share of our net assets upon our dissolution. Our shareholders have no pre-emptive rights.

Preferred Stock

We are also authorized to issue up to 25,000,000 shares of preferred stock. As of the date of this Report, no preferred shares are issued or outstanding and no class of preferred stock has been designated.

Secured Convertible Debentures

We issued Secured Convertible Debentures to Cornell Capital Partners, LP on August 12, 2005, November 30, 2005, February 8, 2006, (assuming a conversion price of $0.28 per share and excluding interest) March 29, 2006, and February 15, 2007 which in the aggregate as of February 15, 2007, are convertible into up to approximately 5,696,429 shares of our common stock, subject to adjustment in accordance with the terms of the applicable agreements and instruments. Each of these transactions was a private sale to one accredited investor made pursuant to Section 4(2) and Rule 506 under Regulation D of the Securities Act of 1933, as amended. All of those Secured Convertible Debentures are secured by all of our property and products and the proceeds of all such items. Pursuant to each of the Securities Purchase Agreements, dated August 11, 2005, November 30, 2005 and March 29, 2006, we paid Yorkville Advisors, LLC (“Yorkville”), the general partner of Cornell Capital Partners, LP, a total fee of $70,000 under each such agreement. Pursuant to the Securities Purchase Agreement dated February 15, 2007, we paid Yorkville a total fee of $15,000.

We issued Cornell Capital Partners, LP a Secured Convertible Debenture on August 12, 2005 in the principal amount of $500,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert the Secured Convertible Debenture into our common stock. Principal and interest on this Secured Convertible Debenture may be converted into up to approximately 9,800,000 shares of common stock (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP at a conversion price per share equal to the lesser of:

•
$0.64, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg L.P. for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments. This Secured Convertible Debenture has an August 12, 2007 maturity date.

On November 30, 2005, we issued Cornell Capital Partners, LP a Secured Convertible Debenture in the principal amount of $250,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert this Secured Convertible Debenture into our common stock. The Secured Convertible Debenture is secured by all of our property and products thereof and proceeds of all such items and has a November 30, 2007 maturity date. As part of the November 2005 Secured Convertible Debenture financing and pursuant to the Securities Purchase Agreement, dated November 30, 2005, we issued another Secured Convertible Debenture to Cornell Capital Partners, LP on February 8, 2006, that except for its February 8, 2008 maturity date and issuance amount of $250,000, has identical terms to the November 2005 Secured Convertible Debenture.

Principal and interest on each of the November 30, 2005 and the February 8, 2006 Secured Convertible Debentures may each be converted into up to approximately 4,900,000 shares of common stock (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP. For the November 30, 2005 Secured Convertible Debenture, the conversion price per share is equal to the lesser of:

•
$0.48, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg LP for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. For the Secured Convertible Debenture issued on February 8, 2006, the conversion price per share is the lesser of:

•
$0.42, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg LP for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments.

On March 29, 2006, we issued Cornell Capital Partners, LP a Secured Convertible Debenture in the principal amount of $500,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert this Secured Convertible Debenture into our common stock. The Secured Convertible Debenture has a March 29, 2009 maturity date. As part of this March 2006 Secured Convertible Debenture financing, we committed to file a registration statement on Form S-1 or Form SB-2 no later than June 29, 2006, as required pursuant to the Securities Purchase Agreement, dated March 29, 2006. This deadline has been extended to late March, 2007. Principal and interest on this Secured Convertible Debenture may be converted into up to approximately 7,400,000 shares of common stock (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP. The conversion price of this Secured Convertible Debenture is based on a formula which is a conversion price per share equal to the lesser of:

•
$0.42, which is equal to one hundred twenty percent (120%) of the average closing bid price of our common stock, as quoted by Bloomberg, LP for the five (5) trading days immediately preceding the date issued; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg LP for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments.

We issued Cornell Capital Partners, LP a Secured Convertible Debenture on February 15, 2007 in the principal amount of $95,000, bearing interest at an annual rate of 8%. Cornell Capital Partners, LP may convert the Secured Convertible Debenture into our common stock.  As of February 15, 2007 principal on this Secured Convertible Debenture may be converted into up to approximately 339,286 shares of common stock (assuming a conversion price of $0.28 per share and excluding interest) (with this number varying depending on the trading price of our common stock and other adjustments as applicable) by Cornell Capital Partners, LP at a conversion price per share equal to the lesser of:

•	$0.35 per share; or

•
an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg L.P. for the five (5) trading days immediately preceding the conversion date.

The conversion price under the second bullet point above was $0.28 as of February 12, 2007. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price, subject to adjustment in accordance with the terms of the applicable agreements and instruments. This Secured Convertible Debenture has a February 15, 2010 maturity date. In connection with the February 15, 2007 Secured Convertible Debenture, (a) D.P. Martin & Associates (DPM”) (a stockholder in the Company) pledged 1,000,000 shares of the Company’s common stock owned by DPM; the proceeds from the sale of these shares, if and as liquidated, will reduce the indebtedness under the debentures and will be applied against an obligation due the Company from DPM, (b) the Company’s Chief Financial Officer provided his personal guaranty of up to $25,000; and (c) the Company issued to Cornell Capital Partners, LP 212,000 warrants exercisable at $0.001 per share.

Cornell Capital Partners, LP is restricted by the terms of each Secured Convertible Debenture from converting a Secured Convertible Debenture or receiving shares of our common stock as payment of interest to the extent such conversion or receipt of interest payment would result in Cornell Capital Partners, LP beneficially owning in excess of 4.9% of our common stock, on a fully converted basis. However, Cornell Capital Partners, LP may waive this restriction. If Cornell Capital Partners, LP were to make such waiver and convert all of its Secured Convertible Debentures and Warrants (See “- Warrants” below) into our common stock, then, assuming a $0.10 variable conversion price per share, it would own approximately 31.53% of our common stock. The table below demonstrates this and other ownership scenarios of Cornell Capital Partners, LP if it were to fully convert all of the securities we issued to it into our common stock and based on the assumption of different variable conversion prices per share.

CONVERSION OF CONVERTIBLE SECURITIES OF

CORNELL CAPITAL PARTNERS, LP

	Fixed Conversion Price Per Share	Debentures as Converted into Shares of Common Stock								Warrants as Converted into Shares of Common Stock
		Assumed Variable Conversion Price Per Share
		$0.10 per share	$0.25 per share	$0.42 per share		$0.48 per share		$0.64 per share
Debt Issued
August 2005	$0.64	6,250,000	2,500,000	1,190,476		1,041,667		781,250		100,000
November 2005	$0.48	3,125,000	1,250,000	595,238		520,833		520,833	(1)	100,000
February 2006	$0.48	3,125,000	1,250,000	595,238		520,833	(2)	520,833	(2)	--
March 2006	$0.42	6,250,000	2,500,000	1,190,476		1,190,476	(2)	1,190,476	(2)	3,000,000
February 2007	$0.35	950,000	380,000	271,429	(3)	271,429	(3)	271,429	(3)	212,000
TOTAL		19,700,000	7,880,000	3,842,858		3,545,239		3,284,822		3,412,000

Ownership (Debentures and Warrants Fully Converted):		30.42%	17.57%	11.89%		11.42%		11.01%

(1) Based on an assumed conversion at this debenture’s fixed conversion price per share of $0.48.
(2) Based on an assumed conversion at this debenture’s fixed conversion price per share of $0.42.
(3) Based on an assumed conversion at this debenture’s fixed conversion price per share of $0.35.

The Securities Purchase Agreement, Secured Convertible Debentures, Second Amended and Restated Security Agreement and other applicable agreements governing our outstanding indebtedness contain restrictive covenants that limit our ability to:

•	issue or sell our common stock or preferred stock;

•	issue or sell any warrant, option (except pursuant to an employee stock option plan), right, contract, call or other security convertible into shares of our common stock;

•	file a Registration Statement on Form S-8;

•	enter into certain transactions with affiliates;

•	merge with another company, reorganize, restructure, consummate a reverse stock split consolidation, or sell all or substantially all of our assets;

•	purchase or otherwise acquire all or substantially all of the assets or stock of, or any partnership or joint venture interest in, any other person, firm or entity;

•	enter into any security instrument granting the holder of such security interest in any and all of our assets;

•	materially change our management or ownership;

•	declare dividends;

•	amend our Articles of Incorporation and bylaws; and

•	incur indebtedness in excess of $25,000.

If an Event of Default occurs, as defined in the Secured Convertible Debentures, and remains uncured, the Secured Convertible Debentures will become immediately payable in cash or, at the option Cornell Capital Partners, LP, in our common stock. If an event of default occurs and remains uncured, the conversion price will be reduced by twenty percent (20%) of the conversion price.

We may, at our option, with three (3) business days advance written notice, redeem a portion or all amounts outstanding under each of the Secured Convertible Debentures we issued to Cornell Capital Partners, LP prior to the maturity date of each, respectively, provided that the price per share in the last reported trade of our common stock on the OTC Bulletin Board or on the exchange on which the common stock is then listed as quoted by Bloomberg, LP., is less than the lesser of:

•
an amount equal to one hundred twenty percent (120%) of the average closing bid price of the common stock, as quoted by Bloomberg L.P., for the five (5) trading days immediately preceding the date the Secured Convertible Debenture was issued;

•
an amount equal to eighty percent (80%) of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the Common Stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg, LP, for five (5) trading days immediately preceding the conversion date at the time we give notice of such redemption.

We must pay a redemption premium of twenty percent (20%) of the amount redeemed in addition to such redemption, plus accrued interest.

Warrants

As of August 1, 2005, we entered into a Consulting Agreement with Hawk Associates for investor relations and financial media relations services. As partial consideration for Hawk Associates’s services, we agreed to grant it five-year warrants to purchase 250,000 shares of our common stock with an exercise price of $0.51 per share with full “piggyback” rights to be registered with our next registration statement prepared after August 1, 2005. The warrants expire at midnight on July 31, 2010.

We issued four Warrants to Cornell Capital Partners, LP, each of which are subject to identical adjustment terms as set forth in the Warrants. We issued the first Warrant on August 12, 2005 to Cornell Capital Partners, LP to purchase 100,000 shares of our common stock at a purchase price of $10.00 with an exercise price of $0.001 per share or as subsequently adjusted, which expires on or about August 12, 2008. We issued the second Warrant to Cornell Capital Partners, LP on November 30, 2005 to purchase 100,000 shares of our common stock that are exercisable at a price of $0.001 per share or as subsequently adjusted, which expires on or about November 12, 2008. We issued the third Warrant to Cornell Capital Partners, LP on March 29, 2006 to purchase 3,000,000 shares of our common stock that are exercisable at a price of $0.30 per share or as subsequently adjusted, which expires on or about March 29, 2011. We issued the fourth Warrant to Cornell Capital Partners, LP on February 15, 2007 to purchase 212,000 shares of our common stock that are exercisable at a price of $0.001 per share or as subsequently adjusted, which expires on or about February 15, 2012.

If, subject to the exceptions set forth in the Warrants, during the time the Warrants are outstanding we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the exercise price of the Warrants, in effect immediately prior to such issuance or sale, then immediately after such issuance or sale, the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon the issuance or sale by us of options to purchase our shares or convertible securities.

We have are no other outstanding options, warrants or securities convertible into our common stock.

Registration Rights of Cornell Capital Partners, LP

We entered into a Second Amended and Restated Investor Registration Rights Agreement with Cornell Capital Partners, LP, dated March 29, 2006. Pursuant to that agreement, we committed to file no later than June 29, 2006 a registration statement on Form S-1 or Form SB-2 for the resale by Cornell Capital Partners, LP of up to 27,000,000 shares of our common stock to be issued upon conversion of its Secured Convertible Debentures (dated August 12, 2005, November 30, 2005, February 8, 2006 and March 29, 2006) and Warrants (dated August 12, 2005, November 30, 2005 and March 29, 2006). This deadline has been extended to the latter half of March, 2007. We expect to file a Form SB-2 and must use best efforts to ensure that it is effective within one hundred twenty (120) days after the date filed. Our failure to file and ensure the effectiveness of the Form SB-2 would constitute an event of default that would require us to pay liquidated damages to Cornell Capital Partners, LP in either a cash amount or shares of our common stock within three (3) business days, after demand therefore, equal to 2% of the liquidated value of all of the Secured Convertible Debentures we issued to Cornell Capital Partners, LP outstanding for each thirty (30) day period the date we were obligated to file such Form SB-2 or ensure effectiveness thereof, whichever is applicable.

The transfer agent for our common stock is Standard Registrar & Transfer Agency Inc., 673 Bluebird Lane Northeast, Albuquerque, New Mexico 87122. Our transfer agent’s telephone number is (505) 828-2839.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Plan of Operation.

This Plan of Operation summarizes the significant factors affecting our plan of operation for the next 12 months. This Plan of Operation should be read in conjunction with our consolidated financial statements and notes thereto included in this Report.

This document, including this Plan of Operation section, contains “forward-looking statements,” including, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and the “Risk Factors” section of this Report for a discussion of factors that could cause our actual results to differ materially from those in the forward-looking statements. However, other factors besides those listed in the Risk Factors section or discussed in this Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

In the Plan of Operation, we refer to the period October 1, 2004 through June 8, 2005 as the “Pre-operations Period” and the time period of June 9, 2005 through September 30, 2006 as the “Development Stage Period.”

Description of the Planned Business

We are an international licensing company established to commercialize technology that precisely controls the movement of fluids on a micro scale. We were originally formed as Enclave Products, Ltd. (the “Old Corporation”), a Colorado corporation, on March 22, 1996. Pursuant to a Plan of Merger dated March 29, 2004, on April 21, 2004 the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Enclave Products, Ltd., a Colorado corporation (the “Surviving Corporation”). A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize.

On October 18, 2004, a Florida-based shareholder group acquired controlling interest in the Surviving Corporation and on November 5, 2004, effected a 1-for-200 reverse stock split. On November 5, 2004, the Surviving Corporation changed its name to IQ Medical Corp. and then, on October 3, 2005, to IQ Micro Inc. We became qualified to do business in Florida on October 12, 2005. Our common stock is currently traded on the Pink Sheets under the symbol “IQMC.” All common stock share amounts have been restated to reflect the reverse stock split.

Until June 8, 2005, we had no operations. On June 9, 2005, we commenced development activities when we acquired exclusive, worldwide sales and marketing licensing rights to microfluidics technology developed and patented by Osmotex AS (“Osmotex”), incorporated in Norway in 1999, as well as additional intellectual property rights of Osmotex (the “Licensed Rights”).

We acquired the Licensed Rights through the issuance of shares representing approximately 85% of our outstanding shares of common stock, in addition to a cash payment of $300,000.

We have established a sales and marketing office in West Palm Beach, Florida and through IQ Micro (USA) Inc. (“IQ USA”), our wholly-owned subsidiary, are actively pursuing global licensing opportunities. Microfluidics technology has a wide range of consumer, medical and industrial applications. We intend to become a specialized supplier of low voltage microfluidics technology.

Discussion of Cash Requirements and Financial Plan

During our Development Stage Period, we completed five private placements with Cornell Capital Partners, LP consisting of 8% Secured Convertible Debentures pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. These private placements to one accredited investor resulted in gross proceeds to us of $1,595,000 and net proceeds of $1,290,000.

Cornell Capital Partners, LP Private Placements
Closing Date	Gross Proceeds
August 12, 2005	$500,000
November 30, 2005	$250,000
February 8, 2006	$250,000
March 29, 2006	$500,000
February 15, 2007	$95,000

Of the total net proceeds of $1,290,000, approximately $280,000 has been paid to Osmotex as partial payment for the purchase of the Licensing Rights and approximately $1,004,000 has been required for operating activities during the Development Stage Period. As a result, we had approximately $6,000 in cash as of September 30, 2006. We had approximately $2,800 in cash as of January 31, 2007. We also had total current liabilities of approximately $516,000 as of September 30, 2006. We had total current liabilities of approximately $715,000 as of January 31, 2007. We have not generated revenue during the Development Stage Period.

The following schedule is our estimate of operating expenses for the 12 months ending September 30, 2007. These estimates are based on our actual experience during the past 12 months. These estimates do not include up to $120,000 in potential interest expense related to the four Secured Convertible Debentures issued to Cornell Capital Partners, LP that would be due if Cornell Capital Partners, LP does not exercise its right to convert the Secured Convertible Debentures into shares of our common stock. The schedule is only an estimate and actual expenses may be greater due to a number of factors as described in the “Risk Factors” section and in the Introductory Note on page 1.

General and administrative costs	$100,000
Management and consulting fees	560,000
Professional fees	240,000
Travel costs	180,000
Investor relations expenses	120,000
TOTAL	$1,200,000

On a monthly basis, we require approximately $100,000 in cash to sustain our development stage activities. We do not expect this amount to increase or decrease materially during the next 12 months. Our estimate for professional fees includes legal and accounting fees related to our being a public reporting company, including preparation of reports filed with the SEC under the Securities Exchange Act of 1934, as amended. The technology we have licensed from Osmotex does not require additional research or development. As our business model involves the sub-sub-licensing of technology, we have no plans to purchase plant equipment or significant assets. In addition, the number of employees and consultants is expected to remain constant during the next 12 months.

We are simultaneously pursuing the following alternatives with respect to obtaining additional capital:

•
We are in active discussions with potential sub-sub-licensees and we anticipate the successful negotiation of our first licensing agreement to be completed by March 31, 2007 with the completion of an additional two sub-sub-licenses by September 30, 2007. In each case, the revenue to be generated by these sub-sub-licenses will take the form of a licensing fee plus royalties. The licensing fee will vary depending on the application, the target market and the territory. Current discussions with potential sub-sub-licensees involve licensing fees in the $1 - $2 million range and royalties in the 7% - 10% range.

•
A second potential source of capital involves a financial commitment from D.P. Martin & Associates Inc. (“D.P. Martin”). In connection with the June 9, 2005 Capital Contribution Agreement, we entered into a Financing and Listing Agreement with Osmotex USA and D.P. Martin that obligated D.P. Martin to locate at least $500,000 in external financing for us by December 31, 2005. Subsequent to March 31, 2006, the agreement was further extended to September 30, 2006. Pursuant to the Financing and Listing Agreement, D.P. Martin (1) assisted us in establishing Osmotex USA’s approximate 85% of our outstanding common stock and (2) placed 1,000,000 shares of our common stock beneficially owned by D.P. Martin into escrow to be released when it fulfils its financing commitment under the Financing and Listing Agreement. These 1,000,000 shares have been released from this escrow and have been pledged to Cornell Capital in connection with our February 2007 $95,000 Debenture. By September 30, 2006, D.P. Martin had advanced approximately $45,000 to the Company as a shareholder loan. Additional advances are being arranged by D.P. Martin and the objective is to arrange the total $500,000 in funding.

•
A third potential source of capital involves additional debt and/or equity financing. Cornell Capital Partners, LP has invested a total of $1.5 million of debt financing in us. If additional funding is required, we would again approach this investment banker. A new financing transaction could once again involve a Secured Convertible Debenture or the exercise of existing warrants. We have issued Cornell Capital Partners, LP three million warrants to purchase shares of common stock with an exercise price of $0.30 per warrant and 412,000 warrants with an exercise price of $0.001 per share.

We are continuing to seek additional financing to meet our working capital needs and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our projects.

Off-Balance Sheet Arrangements

Other than the financial commitment by D.P. Martin as described above, we have no off-balance sheet arrangements that have or are likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Operations

Presently, our revenues are not sufficient to meet operating expenses. The continuation of our business is dependent upon obtaining further financing and by market acceptance of our licensed technology allowing us to achieve a profitable level of operations.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

(a)	Other Assets:

Other assets include the Licensed Rights. This asset is carried at amortized cost on the balance sheet.

(b)	Financial instruments:

Financial instruments include beneficial conversion features and other potential cash-settled derivatives. These liabilities are carried at fair value on the balance sheet.

(c)	Valuation of warrants and beneficial conversion features associated with the issuance of secured convertible debentures:

The fair value of the warrants is valued using the Black Scholes-Merton methodology which requires management to estimate volatility, risk free interest rate and forfeiture rates.

Going Concern

We have incurred recurring operating losses and at September 30, 2006 have an accumulated deficit during the Pre-Development Period of $17,488, an accumulated deficit during the Development Stage Period of $1,695,493 and a working capital deficit of $551,933. During the Development Stage Period, we used cash of $1,110,929 in operating activities. During the Development Stage Period, we realized net proceeds of $1,290,000 from four Secured Convertible Debenture financings to fund our operations. We cannot assure that we can arrange future financings.

Our consolidated financial statements have been prepared on the “going concern” basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Risk Factors

If any of the risks discussed in this Report actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this Report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See “Introductory Note” above.

Risks Related to Our Business and Operations

We are a development stage company with minimal operating history and you may have difficulty predicting our future operating income and expenses. You will have only limited historical information from which to assess our possible future results of operations.

Although our predecessor company was formed in March 1996, we commenced operations in June 2005 and are currently considered a development stage company. We have not generated any revenues from operations during the period of June 9, 2005 through September 30, 2006. During the period of June 9, 2005 through September 30, 2006, we incurred net losses of $1,941,146. Our future operations may never be profitable. We have a very limited operating history upon which to base an evaluation of our prospective operations or results. As a result, we may have difficulty in accurately predicting revenues or costs of operations for budgeting and planning purposes. This could result in unexpected fluctuation in our future results of operations and other difficulties, any of which could make it difficult for us to achieve or maintain profitability and could increase the volatility of our common stock. Our revenues and profits, if any, will depend upon various factors, including whether our sub-sub-licensing business strategy can be completed and whether Osmotex’s microfluidics technology will achieve market acceptance. We may not achieve our business objectives and the failure to achieve our goals would have an adverse impact on us. Similarly, prospective investors will not be able to review past operations as a gauge to evaluate our management’s execution, our ability to implement our business plan, the effectiveness of our financial controls or other salient information.

Our independent registered public accounting firm’s opinion expresses doubt about our ability to continue as a “going concern.”

Our independent registered public accounting firm’s report issued in connection with our audited consolidated financial statements as of September 30, 2006 and 2005 and for the periods from October 1, 2004 to June 8, 2005, June 9, 2005 to September 30, 2005 and October 1, 2005 to September 30, 2006 expresses “substantial doubt” about our ability to continue as a going concern, due to, among other things, our lack of revenue and our dependence on external financing to fund our operations. If we are unable to develop profitable operations, we may have to cease to exist, which would be detrimental to the value of our common stock. Our business operations may not develop and provide us with sufficient cash to continue operations.

We will need additional capital to execute our business plan, which we may be unable to obtain on terms acceptable to us, if at all.

We may be required to raise additional capital from the sale of debt or equity securities in order to implement our business plan. Our management projected that a total capital investment of $2,000,000 was required to fund our business plan for the year ended September 30, 2006 by which time it was projected that we would begin earning initial licensing fees. This projected revenue stream is anticipated to be sufficient to fund all future operating expenses.

The capital requirement of $2,000,000 has been arranged with two funding sources. To date, we have completed five separate financings with Cornell Capital Partners, LP, totaling gross proceeds of $1,595,000. Those financings took place in August 2005, November 2005, February 2006, March 2006 and February 2007. In addition, we have a commitment from D.P. Martin, a Florida based financial advisory firm representing several existing shareholders, to arrange at least $500,000 in external financing for us no later than September 30, 2006. D.P. Martin has placed 1,000,000 shares of our common stock into escrow as security against this commitment. As at September 30, 2006, D.P. Martin had advanced the Company approximately $45,000 in cash and additional advances are being arranged.

However, if D.P. Martin is unsuccessful in arranging the total of $500,000 in financing, we will have to find a new source for additional financing, either privately or through an offering. If we are required to raise additional funds, we may be unable to raise those additional funds on terms acceptable to us, if at all. Our inability to obtain additional capital may reduce our ability to continue to conduct business operations, and it may possibly force us to evaluate a sale or liquidation of our assets, if any. Any future financing may involve substantial dilution to existing investors.

We have substantial leverage, which may affect our ability to use funds for other purposes.

We have a substantial amount of outstanding indebtedness. A substantial portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness, which will reduce funds available to us for other purposes, including capital expenditures. If we were to experience poor financial and operational results, the combination of the poor performance and our substantial leverage might create difficulties in complying with the covenants in the Secured Convertible Debenture or related Securities Purchase Agreement or result in an event of default under the Secured Convertible Debentures. Our failure to comply with such covenants or in the event of default, the Secured Convertible Debenture will become immediately payable in cash or, at the option of the holder, Cornell Capital Partners, LP, in our common stock.

Our obligations under our Secured Convertible Debentures are secured by all of our assets. If we default under the terms of the Secured Convertible Debentures, Cornell Capital Partners, LP could foreclose its security interest and liquidate all of our assets.

Our obligations under the Secured Convertible Debentures are secured by all of our assets. As a result, if we default under the terms of the Secured Convertible Debentures, Cornell Capital Partners, LP could foreclose its security interest and liquidate all of our assets. This would cause us to cease operations.

Our substantial indebtedness could adversely affect our cash flow and our ability to fulfill our obligations.

Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due in respect of our indebtedness or other costs and expenses. Our substantial leverage could have significant consequences including:

•	making it more difficult for us to satisfy our obligations with respect to the Secured Convertible Debentures;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which will reduce the amount of our cash flow available for other purposes, including capital expenditures and other general corporate purposes;

•	requiring us to sell debt securities or to sell some of our core assets, possibly on terms unfavorable to us;

•	restricting us from making strategic acquisitions or exploiting business opportunities;

•	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	placing us at a possible competitive disadvantage compared to our competitors that have less debt.

Restrictive covenants in our Securities Purchase Agreement and Secured Convertible Debentures could adversely affect our business by limiting our operating and strategic flexibility.

The Securities Purchase Agreement, Secured Convertible Debentures, and Second Amended and Restated Security Agreement governing our outstanding indebtedness contain restrictive covenants that limit our ability to:

•	issue or sell our common stock or preferred stock;

•	issue or sell any warrant, option (except pursuant to an employee stock option plan), right, contract, call or other security convertible into shares of our common stock;

•	file a Registration Statement on Form S-8;

•	enter into certain transactions with affiliates;

•	merge with another company, reorganize, restructure, consummate a reverse stock split consolidation, or sell all or substantially all of our assets;

•	purchase or otherwise acquire all or substantially all of the assets or stock of, or any partnership or joint venture interest in, any other person, firm or entity;

•	enter into any security instrument granting the holder of such security interest in any and all of our assets;

•	materially change our management or ownership;

•	declare dividends;

•	amend our Articles of Incorporation and bylaws; and

•	incur indebtedness in excess of $25,000.

These covenants could have an adverse effect on our business by limiting our ability to take advantage of a financing, merger and acquisition or other corporate opportunities. Upon the occurrence of an event of default under our Secured Convertible Debentures, the holder of such indebtedness could elect to declare all amounts outstanding under such indebtedness, together with accrued interest, to be immediately due and payable in cash or shares of our common stock. If the holder accelerates the payment of that indebtedness, our assets currently would be insufficient to repay in full that indebtedness and any other debt.

To service our indebtedness, make capital expenditures and fund our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate and have excess cash in the future, which is dependent on various factors. These factors include our ability to market and sub-sub-license the Licensed Rights to sub-sub-licensees, as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may not be able to generate sufficient cash flow from operations, we may not realize currently anticipated cost savings and operating improvements on schedule or at all, and future borrowings may not be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Despite current indebtedness levels, we and our subsidiary may still be able to incur substantially more debt, which could exacerbate the risks described above.

Our subsidiary and we may be able to incur substantial additional indebtedness in the future. The terms of the Securities Purchase Agreement, Secured Convertible Debentures and Second Amended and Restated Security Agreement limit but do not fully prohibit our subsidiary or us from incurring additional indebtedness. If new debt is added to our or our subsidiary’s current debt levels, the related risks that we now face could intensify.

We do not have any independent directors on our Board of Directors.

Currently, we have no independent directors on our Board of Directors. By “independent director,” we mean a person other than an a shareholder, officer or consultant of ours or any other individual having a relationship that, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.  Without independent directors, our Board of Directors may have no way to resolve conflicts of interest, including, without limitation, executive compensation, employment contracts and the like. In the absence of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval. This presents the potential for a conflict of interest between our shareholders and us generally and the controlling officers, shareholders or directors.

Svein Milford, Trond Eidsnes and Johnny Christiansen are members of our Board of Directors who are also directors of Osmotex. In addition, EKO, AS, a company that Mr. Eidsnes controls, is the beneficial owner of approximately 19.34% of Osmotex. Our fourth director, Robert Rudman, is our Chief Financial Officer. When making decisions on our behalf that are related to or involve a matter with Osmotex or its wholly-owned subsidiary, Osmotex USA, there is no independent director contributing to the vote on a decision about the matter.

We depend on certain key personnel, the loss of any of which could have a material adverse effect on our operations.

The development and marketing of our licensed technology will be dependent upon the skills and efforts of a small group of personnel, including Svein Milford, our Chairman, Johnny Christiansen, our President and Chief Executive Officer, Robert Rudman, our Chief Financial Officer, and Per Arne Lislien, our Chief Operations Officer. Losing the services of any of our key personnel could have a material adverse effect on our operations. Furthermore, we must be able to identify, attract, hire, train, retain and motivate highly skilled managerial, marketing and sales talent. The failure to retain and attract the necessary personnel could materially adversely affect our business, financial condition and operating results. Competition for qualified executives in the microfluidics industry is intense and there are a limited number of persons with applicable experience and motivation and commitment to the growth of this industry. We believe that our future success in the microfluidics business significantly depends on our ability to attract and retain highly skilled and qualified personnel who are knowledgeable about this technology and committed to growing the microfluidics industry.

Our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer operate under management agreements and are not our employees.

Mr. Rudman, Mr. Christiansen and Mr. Lislien are not our employees. Mr. Rudman is an employee of D.P. Martin, and Mr. Christiansen and Mr. Lislien are each an employee of Visionaire. Their respective employers have entered into management agreements with us in which their respective employers have assigned Mr. Rudman, Mr. Christiansen and Mr. Lislien the duties to act as our Chief Financial Officer, Chief Executive Officer and Chief Operations Office, respectively. Mr. Rudman and Mr. Christiansen do not devote 100% of their working time to us. Mr. Lislien does devote 100% of his time to us. If Mr. Rudman, Mr. Christiansen or Mr. Lislien were unable or unwilling to provide services to us for whatever reason, our business operations would be adversely affected.

Our Chief Financial Officer is a Canadian citizen currently residing in the United States. Immigration restrictions could limit his ability to conduct business in the United States.

Robert Rudman, who acts as our Chief Financial Officer, is a Canadian citizen. Mr. Rudman’s ability to continue to act as our Chief Financial Officer is dependent on the conditions under which his H-1B work authorization status was granted with D.P. Martin and whether the services provided to us through a Management Agreement are within the authorized scope of that work authorization status. Compliance with the H-1B conditions is beyond our control. As of the date of this Report, Mr. Rudman’s H-1B work authorization allows him to remain in the United States for three years from the date of approval, and apply for one three-year renewal, while he remains an employee of D.P. Martin.

If Mr. Rudman’s work authorization is revoked or expires, he may not be able to work in the United States. His relocation would disrupt our business operations and could adversely affect our business, financial condition and operating results. Mr. Rudman has indicated us that he is evaluating the steps necessary for him to secure permanent United States immigration status, but the timing and outcome of these steps is uncertain.

Our Chief Executive Officer and our Chief Operations Officer are Norwegian citizens currently residing in Norway, which may limit our ability to operate efficiently.

Our Chief Executive Officer, Johnny Christiansen, and our Chief Operations Officer, Per Arne Lislien, are Norwegian citizens who reside full-time in Norway. Given their physical distance from our office in Florida, their command of English as their second language and the six-hour time difference from that of our Florida office, we may not always be able to communicate with them in a timely or effective manner. Such limitations may at times affect our ability to operate our business efficiently.

United States shareholders may face substantial risks associated with effecting service of process or enforcing judgments against our directors and officers who reside outside of the United States.

One of our directors and executive officers is a Canadian citizen and certain of our directors and officers are not United States citizens and some reside in Norway. As a result, United States shareholders face substantial risks with respect to our officers or directors who are not United States citizens or who do not reside in the United States, including that it may difficult or impossible:

•	to effect service of process on them within the United States;

•	to enforce judgments obtained against them in the United States, either in the United States or in foreign jurisdictions; and

•	to bring an original action in foreign jurisdictions to enforce liabilities against them based on the civil liability provisions of the United States federal securities laws.

We currently maintain no theft, casualty or key-man insurance coverage and therefore we could incur losses without having the resources to cover those losses.

We currently do not maintain theft or casualty insurance. As a result, in the event our property is damaged or stolen, we will bear the full cost of its repair or replacement. This cost could be significant and could have a material, adverse effect on our financial condition and our ability to continue business operations. In addition, we do not maintain key-man insurance. As a result, we would not be compensated in the event of the death or disability of Mr. Rudman, Mr. Christiansen or Mr. Lislien, on whom we believe our future success in the microfluidics business significantly depends. See the risk factor entitled, “We depend on certain key personnel, the loss of any of which could have a material adverse effect on our operations” above.

Our limited use of confidentiality agreements may not adequately protect our unpatented proprietary information.

Our reliance on confidentiality agreements and provisions to protect our unpatented proprietary information, know-how and trade secrets may not be adequate. Our competitors may either independently develop the same or similar information or obtain access to our proprietary information. In addition, we may not prevail if we assert challenges to intellectual property rights against third parties. Some of our key personnel’s employers have been required to enter into management agreements that include provisions providing for confidentiality. One of our consulting firms has agreed to keep confidential information we furnish to them pursuant to our consulting agreement with it. With the exception of six potential sub-sub-licensees, we have not required any other party to enter into a confidentiality agreement with us.

Foreign countries may not provide adequate patent protection.

Patent applications filed in certain foreign countries are subject to laws, rules and procedures, which differ from those of the United States. Foreign patent applications Osmotex files may not be issued. Furthermore, some foreign countries provide significantly less patent protection than the United States. We could incur substantial costs in defending patent infringement suits brought by others and in prosecuting patent infringement suits against third party infringers.

Our ability to protect our Licensed Rights and other proprietary rights is uncertain, exposing us to the possible loss of competitive advantage.

Our ability to compete effectively will depend in part on Osmotex’s, Osmotex USA’s, IQ USA’s and our ability to maintain the proprietary nature of the Licensed Rights, primarily through patent protection. Osmotex has granted the Licensed Rights to Osmotex USA, which has sub-licensed the Licensed Rights to us. Osmotex has filed, and we expect will continue to file, patent applications. If a particular patent is not granted, the value of the invention described in Osmotex’s patent application would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Efforts to enforce any patent rights could be expensive, be distracting for our management, be unsuccessful, cause our sub-licensed patent rights to be invalidated, and frustrate our business plan. Additionally, even if patents are issued and are enforceable, others may independently develop similar, superior or parallel technologies and any technology Osmotex developed may prove to infringe upon patents or rights owned by others. Thus, the Licensed Rights may not afford us any meaningful competitive advantage.

We face the potential risk of infringement claims that can result in costly re-engineering, royalty agreements, or litigation.

We believe that our Licensed Rights and other proprietary rights do not infringe on the proprietary rights of third parties. Third parties may assert infringement claims against us, Osmotex or Osmotex USA in the future with respect to current or future technology or other works. Such an assertion may require us to enter into royalty arrangements or result in costly litigation.

We have limited licensing and marketing experience.

Achieving market acceptance for Osmotex’s microfluidics technology will require substantial marketing efforts and expenditure of significant funds to educate the Manufacturers as to the distinctive characteristics and anticipated benefits of Osmotex’s microfluidics technology. We currently have limited licensing and marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that are necessary to market and license Osmotex’s microfluidics technology.

We may be unable to license technology that will gain acceptance in the marketplace.

Osmotex designs its own microfluidics technology and we have entered into a license agreement with Osmotex and Osmotex USA granting us a sub-license to the Licensed Rights; however, we have not fully implemented a licensing program for the microfluidics technology and may not be able to successfully market and license Osmotex’s microfluidics technology to third parties. We may not be able to generate revenues or profits under such an agreement. In addition, given our early stage of development and limited capital resources, we may not be able to fully utilize and implement the Licensed Rights. Furthermore, the end products utilize new microfluidics technology. As with any new technology, in order for us to be successful, the microfluidics technology must gain market acceptance. In order to survive, we must succeed at technology protection, marketing and customer acquisition, financial management, staff training and development and the management and growth of a development stage venture. We may not be successful in addressing all or any of these issues and the failure of any one could significantly impair our business, financial condition and operating results.

The technology we expect to sub-sub-license may contain defects.

The technology we expect to sub-sub-license to Manufacturers may contain deficiencies that become apparent subsequent to commercial use. Remedying such errors could hamper our further sub-sub-licensing efforts and cause us to incur additional costs, which would have a material adverse effect on our financial position.

Our sub-sub-licensees’ performances are uncertain.

While we believe that the sub-sub-licensees will have the financial resources and in-house capabilities to carry Osmotex’s microfluidics technology to market, the sub-sub-licensees may not perform in the manner we anticipate and we may not be able to generate royalty revenue.

We may not be able to manage growth and expansion effectively.

Rapid growth of our business may significantly strain our management, operational and technical resources. If we are successful in obtaining rapid market penetration of Osmotex’s microfluidics technology, we will be required to service customers on a timely basis at a reasonable cost. Our strategy is that we will not manufacture but create sub-sub-licensing arrangements with Manufacturers. This could potentially strain our operational, management and financial systems and controls.

Risk Factors Related to Our Industry

The microfluidics industry is highly competitive and inherently risky.

The microfluidics industry is made up of both large, well organized, well funded competitors and many small start-up companies, many of which have substantially greater financial, technical, marketing and human resource capabilities than we have. These or other companies may succeed in developing products or technologies that are more effective than those developed, or being developed, by our sub-sub-licensees, or us which would render our technology obsolete or non-competitive in the marketplace. There are a number of factors that impact a microfluidics company’s success, including research and development, funding, and industry expertise. Each of these factors represents an inherently uncertain risk.

We may become subject to risks inherent in international operations including currency exchange rate fluctuations and tariff regulations.

To the extent we sub-sub-license the microfluidics technology outside the United States, we likely will be subject to the risks associated with fluctuations in currency exchange rates. We may also be subject to tariff regulations and requirements for export licenses, (which licenses may on occasion be delayed or difficult to obtain), unexpected changes in regulatory requirements, longer accounts receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

Food and Drug Administration approval may be required by sub-sub-licensees for end products created using Osmotex’s microfluidics technology.

Certain applications of Osmotex’s microfluidics technology by sub-sub-licensees of that technology (such as a glucose monitor) may require the sub-sub-licensees to seek FDA approval. Any delays or denials connected to the FDA’s approval would delay or potentially eliminate our ability to generate royalty revenue from the affected sub-sub-licensees.

Risk Factors Related to Our Common Stock

Osmotex USA controls a substantial interest in us and thus they heavily influence all actions that may require a shareholder vote.

Osmotex USA beneficially owns approximately 85% of our outstanding common stock. As a result, Osmotex USA has and will continue to have substantial control over our management and direction. It is not possible for any matter requiring a shareholder vote to be approved without the consent of Osmotex USA. Osmotex USA’s ownership and control of us may prevent or frustrate certain attempts to effect a transaction that is in the best interests of our minority shareholders.

There has not been an active trading market for our common stock and we may not be able to develop an active market that would provide liquidity and price protection to investors.

The trading market for our common stock on the Pink Sheets has been thin and sporadic. As a result, transactions in our shares may reflect the vagaries of a particular circumstance and are less likely to reflect our intrinsic value. Moreover, the quotations for our common stock for such trades as exists may reflect inter-dealer prices, and may not necessarily represent actual transactions. We are filing this Report as part of a plan to develop an active market for our common stock in an effort to improve liquidity and shareholder value. The filing of this Report and our undertaking to file periodic reports with the SEC may not create a more active market for our common stock. In the event a regular public trading market does not develop, any investment in our common stock would remain highly illiquid. Accordingly, you may not be able to sell your shares readily.

We do not pay cash dividends to our shareholders and we have no plans to pay future cash dividends.

We plan to retain earnings to finance future growth and have no current plans to pay future cash dividends to shareholders. Because we do not pay cash dividends, holders of our common stock will experience a gain on their investment in our common stock only in the case of an appreciation of value of our common stock. Such an appreciation in value may not occur.

We may be unable to comply with changing laws, regulations and standards related to corporate governance and public disclosure when we become a fully reporting company.

Our common stock is currently quoted on the OTC-BB under the symbol “IQMC.” Our longer-term plan includes efforts to have the stock listed on an exchange such as the American Stock Exchange (“AMEX”) or the NASDAQ SmallCap Market. Each of these markets have specific listing criteria for companies, which include both financial thresholds and corporate governance requirements. Those listing standards are subject to amendment and modification from time to time. Corporate governance requirements include specific requirements for audit committees and audit committee members, enhanced processes for evaluating internal control over financial reporting and disclosure controls and procedures. We do not currently meet the requirements for listing on the AMEX or the NASDAQ SmallCap Market and we may not be able to meet the financial and corporate governance standards that are currently in place or that may be imposed from time to time in the future. Our inability to secure such a listing will likely limit the marketability of our common stock and may adversely impact both the market price of and the liquidity of the trading market for our common stock.

We will incur increased costs as a result of being a fully reporting company with the SEC.

Compliance with the reporting company obligations under the Securities Exchange Act of 1934, as amended, involves substantial costs, including the cost of engaging an independent registered public accounting firm to review quarterly financial reports and prepare audited annual reports, the cost of liability insurance and indemnification for directors and officers, the cost to implement procedures for internal control over financial reporting and disclosure controls and procedures, the cost of preparing and filing with the SEC quarterly, annual and periodic reports and the cost of printing and mailing information related to shareholders meetings. We believe that these costs will be offset by the benefit of greater access to capital and an improved trading market and liquidity for our shareholders. However, the costs related to being public are largely fixed, while the benefits are uncertain.

Our shares of common stock may trade at a price that would classify them as “penny stock.”

“Penny stocks” generally are defined as equity securities with a price of less than $5.00. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or are sold to established customers or accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that, prior to a transaction in a penny stock, the broker-dealer must make a special written determination that such penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. It is very likely that initially our common stock will be subject to the penny stock rules.

You may suffer additional dilution upon the exercise of Warrants and the conversion of our Secured Convertible Debentures.

As of the date of this Report, we had 50,199,500 shares of our common stock issued and outstanding. As of the date of this Report, we had issued $1,595,000 principal amount of Secured Convertible Debentures and 3,662,000 Warrants. The conversion of the Secured Convertible Debentures, the exercise of the Warrants, or the issuance and conversion or exercise of any other convertible security, including any convertible preferred stock and any stock options we grant to Robert Rudman, Johnny Christiansen or anyone else, would further dilute your percentage equity ownership interest and voting power. As of February 15, 2007, the Secured Convertible Debentures may be converted into up to approximately 5,696,429 shares of our common stock (assuming a conversion price of $0.28 per share and excluding interest)(with this number varying depending on the trading price of our common stock) by Cornell Capital Partners, LP at conversion prices per share as stated in this Report.

We have issued Warrants to purchase up to a total of 3,662,000 shares of our common stock in the aggregate. Two of our Warrants are each for 100,000 shares of our common stock and each are, exercisable at $0.001 per share. The third Warrant is for 3,000,000 shares of our common stock, exercisable at $0.30 per share. The fourth Warrant is for 250,000 shares of our common stock, which is exercisable at $0.51 per share. The fifth Warrant is for 212,000 shares of our common stock, exercisable at $0.001 per share. If, subject to the exceptions set forth in the Warrants, during the time the Warrants are outstanding we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the exercise price of the Warrants, in effect immediately prior to such issuance or sale, then immediately after such issuance or sale, the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon the issuance or sale by us of options to purchase our shares or convertible securities.

Item 7.	Financial Statements.

Our Financial Statements beginning on Page F-1 are filed as part of this Report and are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

At a special meeting of our shareholders on January 12, 2006, the shareholders ratified our appointment of Daszkal Bolton LLP as our independent registered public accounting firm for the periods ended June 8, 2005, and September 30, 2005, and the fiscal year ending September 30, 2006. We previously engaged Lawrence Scharfman, CPA, for fiscal years 2003 and 2004. As of the date of this Report, there are no disagreements between us and Daszkal Bolton LLP or us and Lawrence Scharfman, CPA.

Item 8A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of the year ended September 30, 2006 or subsequent to the date of the evaluation by its management thereof.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

All directors listed in the table below were elected at our Annual Meeting of the Shareholders on September 6, 2005, and shall hold office until their respective successors are elected.

Name	Age	Position
Svein Milford	63	Chairman
Johnny Christiansen	56	President, Chief Executive Officer, Director
Robert Rudman	59	Chief Financial Officer, Secretary, Treasurer, Director
Trond Eidsnes	57	Director

Svein Milford, Chairman of the Board of Directors and Director. Mr. Milford, a Norwegian citizen, has worked with international companies for thirty years. He has served as Chairman of the Board of Directors of IQ Micro since 2005 and has been Chairman of the Board of Directors for Lifecare AS, a Norwegian company (“Lifecare”), since 2004. From 2000 to 2006, Mr. Milford was Chairman for Leroy Seafood Group ASA, a global fisheries company. From 1991 to 2000, Mr. Milford was Chief Executive Officer for Sagatex ASA, an international technical textile company, and from 1985 to 1991, he served as Chief Executive Officer of Bird Technology AS, a company specializing in hydroacoustics, underwater electronics and navigation. Mr. Milford graduated from Norw Broadcasting Group with a degree in electronics engineering in 1965. He received a management degree from Oslo Institute of Business in 1970 and a master’s degree in business administration from the University of Oregon in 1971.

Johnny Christiansen, President, Chief Executive Officer and Director. Mr. Christiansen, a Norwegian citizen, has served as President, Chief Executive Officer and a director of IQ Micro since 2005. Mr. Christiansen is a graduate of the Norwegian Naval Academy and the Horten School of Technology and has spent his business career serving in senior positions with several high-tech companies. In 1999, he became the President and Chief Executive Officer of Sensonor ASA, which focuses on developing sensing technology and is the largest developer of MEMS sensors for the world automotive industry. Currently, Mr. Christiansen is the President of Visionaire, a consultancy company in the high-tech industry. Mr. Christiansen is also a director of Osmotex.

Trond Eidsnes, Director. Mr. Eidsnes, a Norwegian citizen, founded Osmotex in 2000 and has served as a director of Osmotex since 2000. He has also held several positions as managing director in production companies in Norway. Since 2004, Mr. Eidsnes has been General Manager of Duratex Naizil AS, a Danish and Norwegian company focused on the development and application of high-tech textiles for a variety of applications, including defense industry purposes. He became Chief Executive Officer and a director of Lifecare in 1986 and 2005, respectively. Mr. Eidsnes graduated from the Bergen School of Technology in 1968 and from the Norwegian School of Management in 1990.

Robert Rudman, Chief Financial Officer, Secretary and Treasurer. Mr. Rudman, a Canadian citizen, has been Chief Financial Officer, Secretary and Treasurer of IQ Micro since 2005. Mr. Rudman is the Chairman of SmarTire Systems Inc. of Richmond, British Columbia, Canada. He became President of SmarTire in 1996, and then Chairman and Chief Executive Officer in 1999. Mr. Rudman joined SmarTire in 1993 as the Chief Financial Officer after serving as an independent financial consultant to the Company for several months. From 1986 to 1992, Mr. Rudman was a partner in a consulting firm providing professional assistance to publicly traded companies. He became a Canadian Chartered Accountant in 1974 and has seventeen years of experience assisting public companies. Mr. Rudman worked with Laventhol & Horwath from 1971 to 1973 and Price Waterhouse & Co. from 1973 to 1976 in Winnipeg, Manitoba. In addition to his Chartered Accountancy degree, Mr. Rudman holds a Bachelor of Arts degree from Lakehead University in Thunder Bay, Ontario, which he earned in 1969.

Additional Executive Officer

Per Arne Lislien, Chief Operations Officer. Mr. Lislien, a Norwegian citizen, has served as Chief Operations Officer of IQ Micro since March 2006. Mr. Lislien has spent his business career serving several high-tech companies in senior positions. He currently holds board positions with several other Norwegian companies. He is a Senior Partner of Visionaire, a Norwegian consultancy company focused on micro- and nano-technology. In 2001, Mr. Lislien was appointed Executive Vice President of Memscap SA in France and Chief Executive Officer of Memscap AS, its Norwegian operation, which was acquired from SensoNor ASA. Memscap SA and Memscap AS offer sensor solutions to the medical and aerospace industries. In 2000, Mr. Lislien was appointed Assistant Chief Operating Officer of SensoNor ASA, which focuses on developing sensing technology and is the largest developer of MEMS sensors for the world automotive industry. In 1997, Mr. Lislien was appointed Executive Vice President and Chief Operating Officer of Kongsberg Automotive ASA, where he managed the Supply Chain Management section from 1992 to 1994. In 1994, Mr. Lislien was appointed Manager of Logistics and Economy with Scan-Sense AS, a Norwegian sensor company focused on the Oil & Gas markets. Mr. Lislien served in the Royal Norwegian Air Force from 1987 to 1992, following his graduation from the Royal Norwegian Air Force Academy.

Management Agreements

We are party to a Management Agreement, effective May 1, 2005, with D.P. Martin. In that agreement, we engaged and appointed Robert Rudman, an employee of D.P. Martin, as our Chief Financial Officer. Mr. Rudman is also one of our directors. IQ USA pays a monthly management fee to D.P. Martin. Mr. Rudman’s H-1B work authorization status was granted with D.P. Martin. IQ USA pays a monthly management fee of $10,000 to D.P. Martin. Mr. Rudman dedicates, on average, two-thirds of his total working time to us, which was anticipated upon execution by the parties of the Management Agreement. We anticipate Mr. Rudman’s devotion of two-thirds of his time will continue throughout 2007.

We are party to a Management Agreement, effective October 1, 2005, with Visionaire whereby we engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire, as our Chief Executive Officer. Mr. Christiansen is also one of our directors. Mr. Christiansen will perform management services for us in his capacity as Chief Executive Officer from Norway and management services for IQ USA, which pays his monthly management fee to a maximum of $8,000 per month. Mr. Christiansen is also a director of Osmotex. Mr. Christiansen dedicates, on average, two-thirds of his total working time to us, which was anticipated upon execution by the parties of the Management Agreement. We anticipate Mr. Christiansen’s devotion of two-thirds of his time will continue throughout 2007.

We are party to a Management Agreement, effective March 1, 2006, with Visionaire whereby we engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire, as our Chief Operations Officer. Mr. Lislien will perform management services for us in his capacity as Chief Operations Officer from Norway and management services for IQ USA, which pays his monthly management fee of $10,000 per month. Mr. Lislien dedicates his entire total working time to us, which was anticipated upon execution by the parties of the Management Agreement. We anticipate Mr. Lislien’s devotion of all of his time will continue throughout 2007.

Audit Committee

We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We intend to establish an audit committee during the fiscal year ending September 30, 2007 and are currently assessing which potential and current members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development state and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal year ending September 30, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own, directly or indirectly, more than ten percent (10%) of the registered class of our equity securities to file reports of ownership and changes in ownership on Form 3, 4 and 5 with the SEC.
Officers, directors, and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3,4 and 5 they file. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, our officers, directors and persons who beneficially own more than ten percent (10%) of our equity securities are in compliance with Section 16(a) of the Exchange Act.

Family Relationships

No family relationships exist among the Company's directors or officers.

Code of Ethics

We have not formally adopted a written Code of Ethics. Management of the Company is planning to draft a Code of Ethics in fiscal year ending September 30, 2007 designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting, and accountability to adherence to the Code of Ethics. We have not adopted a written Code of Ethics prior to filing this report because based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written Code of Ethics would have been necessary or cost-effective prior to the fiscal year ending September 30, 2007.

Item 10.	Executive Compensation.

We currently do not pay any compensation to our executives. Our wholly-owned subsidiary, IQ USA, pays all compensation to IQMC’s executives. This table itemizes the compensation IQ USA paid to each executive during the fiscal year ended September 30, 2006.

Name	Fiscal Year Ended	Fees	Other Compensation
Robert Rudman (1)	2006	$120,000	Mr. Rudman receives reimbursement for reasonable expenses incurred in connection with his duties as Chief Financial Officer.

Johnny Christiansen (2)	2006	$79,250	Visionaire receives reimbursement for reasonable expenses incurred in connection with Mr. Christiansen’s duties as Chief Executive Officer.

Per Arne Lislien (3)	2006	$114,480	Visionaire receives reimbursement for reasonable expenses incurred in connection with Mr. Lislien’s duties as Chief Operations Officer.

(1)
We are party to a Management Agreement, effective May 1, 2005, with D.P. Martin, a Florida financial advisory firm. In that agreement, we engaged and appointed Robert Rudman, an employee of D.P. Martin, as our Chief Financial Officer. Mr. Rudman is also one of our directors. IQ USA pays a monthly management fee to D.P. Martin. Mr. Rudman’s H-1B work authorization status was granted with D.P. Martin. IQ USA pays a monthly management fee of $10,000 to D.P. Martin.

(2)
We are party to a Management Agreement, effective October 1, 2005, with Visionaire whereby we engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire, as our Chief Executive Officer. Mr. Christiansen is also one of our directors. Mr. Christiansen will perform management services for us in his capacity as Chief Executive Officer from Norway and management services for IQ USA, which pays his monthly management fee to a maximum of $8,000 per month. Mr. Christiansen is also a director of Osmotex.

(3)
We are party to a Management Agreement, effective March 1, 2006, with Visionaire whereby we engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire, as our Chief Operations Officer. Mr. Lislien will perform management services for us in his capacity as Chief Operations Officer from Norway and management services for IQ USA, which pays his monthly management fee of $10,000 per month.

Employment Agreements, Management Agreements and Consulting Agreements

We do not have any employees and are therefore not a party to any employment agreements.

We are party to a Management Agreement, effective May 1, 2005, with D.P. Martin. In that agreement, we engaged and appointed Robert Rudman, an employee of D.P. Martin, as our Chief Financial Officer. Mr. Rudman is also one of our directors. IQ USA pays a $10,000 monthly management fee to D.P. Martin. Mr. Rudman is a Canadian Chartered Accountant and a Canadian citizen. Mr. Rudman’s H-1B work authorization status was granted with D.P. Martin. In the Management Agreement we also provide Mr. Rudman the opportunity to participate in an incentive stock option plan. So long as Mr. Rudman properly discharges his duties under the Management Agreement to us, Mr. Rudman is not required to devote 100% of his time and attention to his time to us. Mr. Rudman is obligated under the Management Agreement to immediately communicate to us any business opportunities and inventions that he becomes aware or for which he is responsible, which then become our property. The Management Agreement has no set term and terminates only in the event we or D.P. Martin terminate it, D.P. Martin ceases to perform its duties thereunder, or in the event of the death or disability of Mr. Rudman.

We are party to a Management Agreement, effective October 1, 2005, with Visionaire whereby we engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire, as our Chief Executive Officer. Mr. Christiansen is also one of our directors. Mr. Christiansen will perform management services for us in his capacity as Chief Executive Officer from Norway and management services for IQ USA, which pays his monthly management fee to a maximum of $8,000 per month. Mr. Christiansen is also a director of Osmotex. In the Management Agreement we also provide Mr. Christiansen the opportunity to participate in an incentive stock option plan. So long as Mr. Christiansen properly discharges his duties under the Management Agreement to us, Mr. Christiansen is not required to devote 100% of his time and attention to his time to us. Mr. Christiansen is obligated under the Management Agreement to immediately communicate to us any business opportunities and inventions that he becomes aware or for which he is responsible, which then becomes our property. The Management Agreement has no set term and terminates only in the event we or Visionaire terminate it, Visionaire terminates it or ceases to perform it duties thereunder, or in the event of the death or disability of Mr. Christiansen.

We are party to a Management Agreement, effective March 1, 2006, with Visionaire whereby we engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire, as our Chief Operations Officer. Mr. Lislien will perform management services for us in his capacity as Chief Operations Officer from Norway and management services for IQ USA, which pays his monthly management fee of $10,000 per month. Mr. Lislien dedicates, on average, his entire total working time to us, which was anticipated upon execution by the parties of the Management Agreement. We anticipate Mr. Lislien’s devotion of all of his time will continue throughout 2006. In the Management Agreement we also provide Mr. Lislien the opportunity to participate in an incentive stock option plan. So long as Mr. Lislien properly discharges his duties under the Management Agreement to us, Mr. Lislien is not required to devote 100% of his time and attention to his time to us. Mr. Lislien is obligated under the Management Agreement to immediately communicate to us any business opportunities and inventions that he becomes aware or for which he is responsible, which then becomes our property. The Management Agreement has no set term and terminates only in the event we or Visionaire terminates it, Visionaire terminates it or ceases to perform it duties thereunder, or in the event of or disability of Mr. Lislien.

On August 1, 2005, we entered into a letter agreement for consulting services with Hawk Associates, which will operate as an independent contractor. Hawk Associates provides us company identity, investor relations, financial media relation and other consulting and advisory services. In exchange for Hawk Associates’s services under the letter agreement, we granted Hawk Associates five-year Warrants in the amount of 250,000 shares of our common stock that will be priced on the first full day of trading of our common stock, with full “piggyback” rights to be registered with our first registration statement. The Warrants expire at midnight on July 31, 2010. In addition, we pay Hawk Associates a retainer fee of $7,000 per month, plus normal out-of-pocket expenses, plus a one time payment of $4,000 (for creating of a company identity package). The initial term of this letter agreement expired on January 1, 2006, but the letter agreement successively renews for a period of thirty days every successive thirty days. Either we or Hawk Associates can terminate this letter agreement with 30 days’ notice. This letter agreement is currently in effect. Hawk Associates is bound to keep confidential any proprietary information we furnish to it.

On September 1, 2005, we entered into a letter agreement with Hawk Associates for the design, construction and delivery of our website (http://www.iq-micro.com) and for ongoing maintenance thereof. In exchange for Hawk Associates’s services under the letter agreement, we paid Hawk Associates a fixed fee of $10,000. For Hawk Associates’s regular hosting, maintenance and update of the website, we pay Hawk Associates $200.00 per month which covers four hours and then $50.00 an hour thereafter. This letter agreement expires on August 31, 2006, but automatically renews for successive one-year periods. After July 30, 2006, we or Hawk Associates have the right to terminate this letter agreement with 30 days’ notice. This letter agreement is currently in effect.

Stock Options

None of our officers or directors holds any options to purchase our securities. However, our Management Agreements with D.P. Martin and Visionaire provided that Robert Rudman, the employee of D.P. Martin, and Johnny Christiansen and Per Arne Lislien, employees of Visionaire, will be offered and will accept participation in an incentive stock option plan.

Equity Compensation Plan Information

We currently have no equity compensation plans for our executives.

Compensation of Directors

Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but currently receive no additional compensation for service as directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 12, 2007, the number and percentage of outstanding shares of our common stock beneficially owned by our executive officers, our directors and stockholders owning more than 5% of our common stock and all directors and executive officers as a group. Osmotex USA, the wholly-owned subsidiary of Osmotex, is the beneficial owner of more than 5% of our outstanding common stock. Each of the officers and directors can be reached in care of IQ Micro Inc. at 500 Australian Avenue, Suite 700, West Palm Beach, Florida, 33401.

To the best of our knowledge, except as noted below, each of such persons has sole voting and investment power with respect to the shares beneficially owned.

Name of Executive Officer or Director	Common Shares	Percent of Class
Directors and Executive Officers
Svein Milford	0	0.0%
Johnny Christiansen	0	0.0%
Robert Rudman	0	0.0%
Trond Eidsnes (1)	0	0.0%
Per Arne Lislien	0	0.0%
All Directors and Executive Officers as a Group (5 persons)	0	0.0%

Name and Address of Other Beneficial Owner	Common Shares	Percent of Class
Osmotex USA, Inc. (2) c/o Osmotex AS Solheimsgaten 16A 5080 Bergen, Norway	42,670,000	85.0%

(1)	EKO, AS, a company which Mr. Eidsnes controls, is the beneficial owner of approximately 19.34% of Osmotex.

(2)
Osmotex USA, our majority shareholder, is the wholly-owned subsidiary of Osmotex. Upon the terms and subject to the conditions set forth in the CC Agreement, dated June 9, 2005, as amended by the Amendment to CC Agreement, dated January 12, 2006, Osmotex USA agreed to contribute the Licensed Rights to us as a capital contribution in exchange for 42,670,000 shares of our $0.0001 par value per share common stock, as well as our payment of the License Fee. Our shareholders, including a majority of our disinterested shareholders, ratified and approved the License Fee at a special meeting of the shareholders on January 12, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5 “Market for Common Equity and Related Shareholder Matters”.

Item 12.	Certain Relationships and Related Transactions.

Currently, we have no independent directors on our Board of Directors, and therefore have no formal procedures in effect for reviewing and pre-approving any transactions between us, our directors, officers and other affiliates. We will use our best efforts to ensure that all transactions are on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.

Capital Contribution Agreement

On June 9, 2005, we entered into a Capital Contribution Agreement (“CC Agreement”). In the CC Agreement, we agreed to exchange 42,670,000 shares of our common stock, $0.0001 par value per share, to Osmotex USA, in return for the Licensed Rights. As a result of this transaction, Osmotex USA became the beneficial owner of approximately 85% of our common stock.

Shortly thereafter, we determined that it was in our best interests and in the best interests of our shareholders to provide funding assistance in connection with Osmotex’s continued product development of microfluidics technology, for other technologies or other items. We determined that this funding would involve the expenditure of our cash, and such cash expenditures would not be classified as debt owed to us by Osmotex or as capital contributions in exchange for any equity of Osmotex. We have determined that this situation is advantageous to us and to our shareholders because of the existence of the microfluidics technology and the benefits that we believe we can derive as the microfluidics technology is further developed and improved. These payments will also be advantageous and beneficial to Osmotex.

We agreed with Osmotex and Osmotex USA that it was in all parties’ best interests if we included as consideration for the Licensed Rights, the payment of the License Fee, in addition to the prior issuance of 42,670,000 shares of our common stock to Osmotex USA. The License Fee has been paid in full. We paid the License Fee payment from the proceeds of our $500,000 Secured Convertible Debenture financing with Cornell Capital Partners, LP, which closed on August 12, 2005. Osmotex applied the License Fee funds to its microfluidics technology product development efforts. Specifically, Osmotex paid a significant portion of the funds to CSEM with which it has an agreement to further Osmotex’s microfluidics technology product development. Osmotex applied the remainder of the funds to sales and marketing activities conducted by former Osmotex employees in conjunction with the CSEM microfluidics technology product development. The net result of the License Fee is our payment of $300,000 to Osmotex, the sole owner of our majority shareholder, Osmotex USA.

The Licensed Rights are currently our sole asset and our sole prospective revenue source, in the form of anticipated licensing fees and royalties. We believe the most direct method of supporting Osmotex’s technology is by supporting the product development of microfluidics technology via the License Fee.

Our shareholders, including a majority of our disinterested shareholders, ratified and approved the License Fee at a special meeting of the shareholders on January 12, 2006. As of January 12, 2006, we entered into the Amendment to CC Agreement with Osmotex USA, whereby we memorialized our agreement to pay the License Fee, as partial consideration for the Licensed Rights, in addition to our issuance of the 42,760,000 common stock shares to Osmotex USA.

Financing and Listing Agreement

In connection with the CC Agreement, dated June 9, 2005, we entered into the F&L Agreement with Osmotex USA and D.P. Martin that obligated D.P. Martin to locate at least $500,000 in external financing for us by December 31, 2005. Subsequent to March 31, 2006, the agreement was further extended to September 30, 2006. Pursuant to the F&L Agreement, D.P. Martin: (1) assisted us in establishing Osmotex USA’s approximate 85% of our outstanding common stock, and (2) placed 1,000,000 shares of our common stock beneficially owned by D.P. Martin into escrow to be released to D.P. Martin if and when it fulfills its financing commitment to us under the F&L Agreement. These 1,000,000 shares have been released from this escrow and have been pledged to Cornell Capital in connection with our February 2007 $95,000 Debenture. By September 30, 2006, D.P. Martin had advanced approximately $44,900 as a shareholder loan to the Company and additional advances are being arranged.

Amended and Restated Technology License Agreement

On June 9, 2005, Osmotex and Osmotex USA entered into the License Agreement. Osmotex licensed to Osmotex USA the Licensed Rights. See “- Description of Business - Proprietary Technology - Patents” above.

Because two of our directors are also directors of our 85% shareholder, our board deemed the License Fee to be an interested party transaction and deemed it in the best interest of the company to have our shareholders, including a majority of our minority shareholders, approve the License Fee. On January 12, 2006, our shareholders approved the License Fee at a special meeting. Therefore, on January 12, 2006, we entered into the A&R License Agreement, to which Osmotex and Osmotex USA are also parties. In the A&R License Agreement, we memorialized our agreement to pay the License Fee. Also, Osmotex USA sub-licensed to us the identical Licensed Rights it had been granted from Osmotex. We expect to utilize the Licensed Rights to effect the sales and marketing of Osmotex’s patented microfluidics technology through our wholly-owned subsidiary, IQ USA.

CSEM Letter Agreement

Osmotex applied the License Fee funds to its microfluidics technology product development efforts. Specifically, Osmotex paid a significant portion of the funds to CSEM. Osmotex worked with CSEM on a previous and related project from June 2004 until December 2004. In that project, CSEM and Osmotex tested the concept of EO2 for low-power pumping of liquids in microfluidic systems. On April 11, 2005, Osmotex entered into the CSEM Letter Agreement to further Osmotex’s microfluidics technology product development. The CSEM Letter Agreement contains the terms of a four-step project that we believe will be completed prior to June 30, 2007. The overall goal of the relationship formed between Osmotex and CSEM in the CSEM Letter Agreement is to assist Osmotex present completely microfabricated functional micropumps.

Management Agreements

We are party to a Management Agreement, effective May 1, 2005, with D.P. Martin. In that agreement, we engaged and appointed Robert Rudman, an employee of D.P. Martin, as our Chief Financial Officer. Mr. Rudman is also one of our directors. IQ USA pays a monthly management fee to D.P. Martin in the amount of $10,000 per month. Mr. Rudman is a Canadian Chartered Accountant and a Canadian citizen. Mr. Rudman’s H-1B work authorization status was granted with D.P. Martin. Mr. Rudman has provided his personal guaranty of up to $25,000 in connection with our February 2007 $95,000 Convertible Debenture financing with Cornell Capital Partners, LP.

We are party to a Management Agreement, effective October 1, 2005, with Visionaire whereby we engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire, as our Chief Executive Officer. Mr. Christiansen is also one of our directors. Mr. Christiansen will perform management services for us in his capacity as Chief Executive Officer from Norway and management services for IQ USA, which pays his monthly management fee of $8,000 per month. Mr. Christiansen is also a director of Osmotex.

We are party to a Management Agreement, effective March 1, 2006, with Visionaire whereby we engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire, as our Chief Operations Officer. Mr. Lislien will perform management services for us in his capacity as Chief Operations Officer from Norway and management services for IQ USA, which pays his monthly management fee of $10,000 per month.

We believe that the terms of the agreements and transactions described above are no less favorable to us than those that could be obtained from an unrelated third party in an arm's length transaction. Although shareholder approval of the $300,000 License Fee payment was not required by our Bylaws or other applicable legal requirement, in the interest of maintaining good relations with our shareholders and acting in a manner conducive to good corporate practices, we submitted the License Fee payment for ratification by our shareholders, including a majority of our disinterested shareholders, at a special meeting held on January 12, 2006. Our shareholders ratified the License Fee payment at the special meeting.

Indemnification of Directors and Officers.

Our bylaws include an indemnification provision which requires us to indemnify our officers and directors for any liability including prompt reimbursement or provision for reasonable attorney fees and costs of defense arising out of any act or omission of any officer or director on our behalf to the full extent allowed by the laws of the State of Colorado, if the officer or director acted in good faith and in a manner the officer or director reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. The board of directors is required to make a determination by a majority vote, not including the director who is party to the action, whether the officer or director in the specific case has met the applicable standard of conduct or determined by independent legal counsel or the shareholders, if so directed by a quorum of disinterested directors.

Section 7-109-102 of the Colorado Business Corporations statute provides authority to a corporation to indemnify a person made a party to a proceeding because the person is or was a director against liability incurred in the proceeding if:

(a)	the person’s conduct was in good faith;
(b)
the person reasonably believed: (I) in the case of conduct in an official capacity with the corporation, that such conduct was in the corporation’s best interests; and (II) in all other cases, that such conduct was at least not opposed to the corporation’s best interests; and

(c)	in the case of any criminal proceeding, the person had no reasonable cause to believe the person’s conduct was unlawful.

A director’s conduct with respect to an employee benefit plan for a purpose the director reasonably believed to be in the interests of the participants in or beneficiaries of the plan is conduct that satisfies the requirement of subparagraph (II) of paragraph (b) of subsection (1) of Section 7-109-102. A director’s conduct with respect to an employee benefit plan for a purpose that the director did not reasonably believe to be in the interests of the participants in or beneficiaries of the plan shall be deemed not to satisfy the requirements of paragraph (a) of subsection (1) of Section 7-109-102.

The termination of a proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent is not, of itself, determinative that the director did not meet the standard of conduct described in Section 7-109-102.
A corporation may not indemnify a director:

(a)	in connection with a proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation; or
(b)
in connection with any other proceeding charging that the director derived an improper personal benefit, whether or not involving action in an official capacity, in which proceeding the director was adjudged liable on the basis that the director derived an improper personal benefit.

Indemnification permitted in connection with a proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with the proceeding.

Section 7-109-103 of the Colorado Business Corporations statute provides that unless limited by its articles of incorporation, a corporation shall indemnify a person who was wholly successful, on the merits or otherwise, in the defense of any proceeding to which the person was a party because the person is or was a director, against reasonable expenses incurred by the person in connection with the proceeding.

Section 7-109-104 of the Colorado Business Corporations statute states that a corporation may pay for or reimburse the reasonable expenses incurred by a director who is a party to a proceeding in advance of final disposition of the proceeding if:

(a)	the director furnishes to the corporation a written affirmation of the director’s good faith belief that the director has met the standard of conduct described in Section 7-109-102;
(b)
the director furnishes to the corporation a written undertaking, executed personally or on the director’s behalf, to repay the advance if it is ultimately determined that the director did not meet the standard of conduct; and

(c)	a determination is made that the facts then known to those making the determination would not preclude indemnification under this article.

The undertaking required by paragraph (b) of subsection (1) of Section 7-109-104 shall be an unlimited general obligation of the director but need not be secured and may be accepted without reference to financial ability to make repayment.
Section 7-109-105 of the Colorado Business Corporations statute provides that unless otherwise provided in the articles of incorporation, a director who is or was a party to a proceeding may apply for indemnification to the court conducting the proceeding or to another court of competent jurisdiction. On receipt of an application, the court, after giving any notice the court considers necessary, may order indemnification in the following manner:

(a)
if it determines that the director is entitled to mandatory indemnification under Section 7-109-103, the court shall order indemnification, in which case the court shall also order the corporation to pay the director’s reasonable expenses incurred to obtain court-ordered indemnification; and

(b)
if it determines that the director is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the director met the standard of conduct set forth in Section 7-109-102 (1) or was adjudged liable in the circumstances described in Section 7-109-102 (4), the court may order such indemnification as the court deems proper; except that the indemnification with respect to any proceeding in which liability shall have been adjudged in the circumstances described in Section 7-109-102 (4) is limited to reasonable expenses incurred in connection with the proceeding and reasonable expenses incurred to obtain court-ordered indemnification.

Section 7-109-106 of the Colorado Business Corporations statute states that a corporation may not indemnify a director under Section 7-109-102 unless authorized in the specific case after a determination has been made that indemnification of the director is permissible in the circumstances because the director has met the standard of conduct set forth in Section 7-109-102. A corporation shall not advance expenses to a director under Section 7-109-104 unless authorized in the specific case after the written affirmation and undertaking required by Section 7-109-104 (1) (a) and (1) (b) are received and the determination required by Section 7-109-104 (1) (c) has been made.

The immediately above described determinations shall be made:

(a)
by the board of directors by a majority vote of those present at a meeting at which a quorum is present, and only those directors not parties to the proceeding shall be counted in satisfying the quorum; or

(b)
if a quorum cannot be obtained, by a majority vote of a committee of the board of directors designated by the board of directors, which committee shall consist of two or more directors not parties to the proceeding; except that directors who are parties to the proceeding may participate in the designation of directors for the committee.

If a quorum cannot be obtained as contemplated in paragraph (a) of subsection (2) of Section 7-109-106, and a committee cannot be established under paragraph (b) of subsection (2) of Section 7-109-106, or, even if a quorum is obtained or a committee is designated, if a majority of the directors constituting such quorum or such committee so directs, the determination required to be made by subsection (1) of Section 7-109-106 shall be made:

(a)
by independent legal counsel selected by a vote of the board of directors or the committee in the manner specified in paragraph (a) or (b) of subsection (2) of Section 7-109-106 or, if a quorum of the full board cannot be obtained and a committee cannot be established, by independent legal counsel selected by a majority vote of the full board of directors; or

(b)	by the shareholders.

Authorization of indemnification and advance of expenses shall be made in the same manner as the determination that indemnification or advance of expenses is permissible; except that, if the determination that indemnification or advance of expenses is permissible is made by independent legal counsel, authorization of indemnification and advance of expenses shall be made by the body that selected such counsel.

Section 7-109-107 of the Colorado Business Corporations statute provides that unless otherwise provided in the articles of incorporation:

(a)
an officer is entitled to mandatory indemnification under Section 7-109-103, and is entitled to apply for court-ordered indemnification under Section 7-109-105, in each case to the same extent as a director;

(b)	a corporation may indemnify and advance expenses to an officer, employee, fiduciary, or agent of the corporation to the same extent as to a director; and
(c)
a corporation may also indemnify and advance expenses to an officer, employee, fiduciary, or agent who is not a director to a greater extent, if not inconsistent with public policy, and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract.

Section 7-109-108 of the Colorado Business Corporations statute provides that a corporation may purchase and maintain insurance on behalf of a person who is or was a director, officer, employee, fiduciary, or agent of the corporation, or who, while a director, officer, employee, fiduciary, or agent of the corporation, is or was serving at the request of the corporation as a director, officer, partner, trustee, employee, fiduciary, or agent of another domestic or foreign entity or of an employee benefit plan, against liability asserted against or incurred by the person in that capacity or arising from the person’s status as a director, officer, employee, fiduciary, or agent, whether or not the corporation would have power to indemnify the person against the same liability under Section 7-109-102, 7-109-103, or 7-109-107. Any such insurance may be procured from any insurance company designated by the board of directors, whether such insurance company is formed under the law of this state or any other jurisdiction of the United States or elsewhere, including any insurance company in which the corporation has an equity or any other interest through stock ownership or otherwise.

Section 7-109-109 of the Colorado Business Corporations statute states that a provision treating a corporation’s indemnification of, or advance of expenses to, directors that is contained in its articles of incorporation or bylaws, in a resolution of its shareholders or board of directors, or in a contract, except an insurance policy, or otherwise, is valid only to the extent the provision is not inconsistent with Sections 7-109-101 to 7-109-108. If the articles of incorporation limit indemnification or advance of expenses, indemnification and advance of expenses are valid only to the extent not inconsistent with the articles of incorporation. Sections 7-109-101 to 7-109-108 do not limit a corporation’s power to pay or reimburse expenses incurred by a director in connection with an appearance as a witness in a proceeding at a time when the director has not been made a named defendant or respondent in the proceeding.

Section 7-109-110 of the Colorado Business Corporations statute states that if a corporation indemnifies or advances expenses to a director under this article in connection with a proceeding by or in the right of the corporation, the corporation shall give written notice of the indemnification or advance to the shareholders with or before the notice of the next shareholders’ meeting. If the next shareholder action is taken without a meeting at the instigation of the board of directors, such notice shall be given to the shareholders at or before the time the first shareholder signs a writing consenting to such action.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the SEC, such indemnification is against public policy, as expressed in said Act and is, therefore, unenforceable.

Item 13.	Exhibits

(a)	Exhibits. The following exhibits are filed as part of this Report or incorporated herein by reference:

Exhibit No.	Description	Location
2.1	Plan of Merger Enclave Products, Ltd. by and between Enclave Products, Ltd., a Colorado corporation, and Enclave Products, Ltd., a Colorado corporation, dated as of March 29, 2004.	(2)
3.1	Articles of Incorporation and amendments thereto.	(2)
3.2	Bylaws and amendments thereto.	(2)
10.1	Letter Agreement by and between Osmotex AS and Centre Suisse d’Electronique at de Microtechnique SA, dated as of April 11, 2005.	(2)
10.2	Management Agreement between IQ Micro Inc. and D.P. Martin & Associates Inc., effective as of May 1, 2005.	(2)
10.3	Capital Contribution Agreement by and among IQ Medical Corp. and Osmotex USA, Inc., entered into on June 9, 2005.	(2)
10.4	Financing and Listing Agreement by and among IQ Medical Corp., Osmotex USA, Inc. and D.P. Martin & Associates, Inc., entered into on June 9, 2005.	(2)
10.5	Description of Verbal Lease Agreement by and between IQ Micro Inc. and D.P. Martin & Associates, Inc., effective July 1, 2005.	(2)

10.6	Description of Verbal Lease Agreement by and between IQ Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective August 1, 2005.	(2)
10.7	Letter Agreement between Hawk Associates, Inc. and IQ Micro, Inc. for investor relations and financial media relations services, made as of August 1, 2005.	(2)
10.8	Escrow Agreement by and among IQ Medical Corp. and David Gonzalez, Esq., made and entered into as of August 12, 2005.	(2)
10.9	Investor Registration Rights Agreement by and among IQ Medical Corp. and Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.10	Secured Convertible Debenture issued by IQ Medical Corp. to Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.11	Securities Purchase Agreement by and among IQ Medical Corp. and Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.12	Security Agreement by and between IQ Medical Corp. and Cornell Capital Partners, LP, entered into and made effective on August 12, 2005.	(2)
10.13	Warrant issued by IQ Medical Corp. to Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.14	Agreement by and between Osmotex AS and Centre Suisse d’Electronique at de Microtechnique SA for office space, lab usage, lab and research and development support, dated as of September 1, 2005.	(2)
10.15	Letter Agreement between Hawk Associates, Inc. and IQ Micro Inc. for website design, construction, delivery and maintenance, entered into as of September 1, 2005.	(2)
10.16	Management Agreement between I.Q. Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective as of October 1, 2005.	(2)
10.17	Amended and Restated Investor Registration Rights Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.18	Amended and Restated Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, entered into and made effective on November 30, 2005.	(2)
10.19	Escrow Agreement by and among IQ Micro Inc. and David Gonzalez, Esq., made and entered into as of November 30, 2005.	(2)
10.20	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.21	Securities Purchase Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.22	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.23	Amendment to Financing and Listing Agreement by and among IQ Micro Inc., Osmotex USA, Inc. and D.P. Martin & Associates, Inc., entered into on December 30, 2005.	(2)
10.24	Amended and Restated Technology License Agreement by and among IQ Micro Inc., Osmotex AS and Osmotex USA, Inc. entered into on January 12, 2006.	(2)
10.25	Amendment to Capital Contribution Agreement by and between IQ Micro Inc. and Osmotex USA, Inc., dated as of January 12, 2006.	(2)
10.26	Management Agreement between I.Q. Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective as of March 1, 2006.	(2)
10.27	Second Amended and Restated Investor Registration Rights Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)

10.28	Second Amended and Restated Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, entered into and made effective on March 29, 2006.	(2)
10.29	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.30	Securities Purchase Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.31	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.32	Securities Purchase Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of February 15, 2007	(1)
10.33	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of February 15, 2007	(1)
10.34	Registration Rights Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of February 15, 2007	(1)
10.35	Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of February 15, 2007	(1)
10.36	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of February 15, 2007	(1)
10.37	Pledge and Escrow Agreement by and among IQ Micro Inc., D.P. Martin & Associates, Inc., Cornell Capital Partners, LP, and David Gonzalez, Esq. (as escrow agent), dated as of February 15, 2007	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed herewith.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 17, 2006 and incorporated herein by reference.

(b) Reports on Form 8-K. During the quarter ended September 30, 2006, the Company did not file any reports on Form 8-K.

Item 14.	Principal Accountant Fees and Services

Audit Fees. Daszkal Bolton LLP (“Daszkal”), our independent auditors, charged us an aggregate of $5,000 in the 2005 financial year and $64,123 in the 2006 financial year in connection with professional services rendered for the audit of our annual consolidated financial statements and services normally provided by them in connection with statutory and regulatory filings or other compliance engagements. These are fees for professional services performed by Daszkal for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our registration statement on Form 10-SB.

Audit-Related Fees. In addition to the amounts described above, Daszkal charged us an aggregate of $-0- in the 2005 financial year and $24,482 in the 2006 financial year for assurance and related services in connection with the performance of our audit. These services consisted of transaction and accounting advisory services.

Tax Fees. No fees were charged by Daszkal in each of the 2005 and 2006 financial years for professional services related primarily to tax compliance.

All Other Fees. No fees were charged by Daszkal in each of the 2005 and 2006 financial years for other services.

The above services fall within the scope of audit and permitted non-audit services within the meaning of Section 201 of the Sarbanes-Oxley Act of 2002.

Pre-Approval Policies and Procedures

The decision to retain Daszkal Bolton LLP as our principal accountant for the audit of our financial statements for the year ended September 30, 2006 was approved by our Board of Directors. We did not have a separate audit committee at such time. At that time, our entire Board of Directors performed all the functions that may be delegated to an audit committee.

We currently do not have a separate audit committee. Currently our entire Board of Directors perform all the functions that may be delegated to an audit committee. We intend to establish an audit committee during the fiscal year ending September 30, 2007 and are currently assessing which current and potential members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective price to the fiscal year ending September 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQ MICRO INC.

Date: February 16, 2007	By:	/s/ Johnny Christiansen
Johnny Christiansen, President and
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2007	By:	/s/ Robert Rudman
Robert Rudman, Chief Financial Officer,
Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Svein Milford	Chairman	February 16, 2007
Svein Milford

/s/ Johnny Christiansen	President, Chief Executive Officer	February 16, 2007
Johnny Christiansen	and Director

/s/ Robert Rudman	Chief Financial Officer, Secretary,	February 16, 2007
Robert Rudman	Treasurer and Director

/s/ Trond Eidsnes	Director	February 16, 2007
Trond Eidsnes

IQ MICRO INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL
STATEMENTS

AS OF SEPTEMBER 30, 2006 AND 2005, AND FOR THE
PERIODS FROM OCTOBER 1, 2004 TO JUNE 8, 2005, FROM
JUNE 9, 2005 TO SEPTEMBER 30, 2005, FOR THE YEAR
ENDED SEPTEMBER 30, 2006 AND FOR THE PERIOD FROM
JUNE 9, 2005 TO SEPTEMBER 30, 2006 (DEVELOPMENT
STAGE PERIOD)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of September 30, 2006 and 2005	F-2

Consolidated Statements of Operations for the periods from October 1, 2004 to
June 8, 2005, from June 9, 2005 to September 30, 2005, for the year ended
September 30, 2006 and for the period from June 9, 2005 to September 30, 2006,
(Development Stage Period)	F-3

Consolidated Statements of Changes In Stockholders’ Deficit for the periods from
October 1, 2004 to June 8, 2005, from June 9, 2005 to September 30, 2005, for the year ended September 30, 2006, and for the period from June 9, 2005 to
September 30, 2006 (Development Stage Period)
F-4

Consolidated Statements of Cash Flows for the year ended September 30, 2004 and for the periods from October 1, 2004 to June 8, 2005, and from June 9, 2005 to September 30, 2005, for the year ended September 30, 2006, and for the period from June 9, 2005 to September 30, 2006 (Development Stage Period)
F-5

Notes to Consolidated Financial Statements	F-6 - 15

Report of Independent Registered Public Accounting Firm

IQ Micro Inc.
To the Board of Directors
500 Australian Ave., Suite 700
West Palm Beach, Florida

We have audited the consolidated balance sheets of IQ Micro Inc. and subsidiary (a development stage company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the periods from October 1, 2004 to June 8, 2005, for the year ended September 30, 2006 and the period from June 9, 2005 to September 30, 2006 (development stage period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IQ Micro Inc. and subsidiary as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the periods from October 1, 2004 to June 8, 2005, from June 9, 2005 to September 30, 2005, for the year ended September 30, 2006 and the period from June 9, 2005 to September 30, 2006 (development stage period), in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenue and is dependent on external financing to fund operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 15, 2007

2401 NW Boca Raton Boulevard ♦ Boca Raton, FL 33431-6632 ♦ t: 561.367.1040 ♦ f: 561.750.3236
2401 PGA Boulevard, Suite 196 ♦ Palm Beach Gardens, FL 33410-3500 ♦ t: 561.367.1040 ♦ f: 561.624.1151
2700 West Cypress Creek Road, Suite D 126 ♦ Fort Lauderdale, FL 33309-1751 ♦ t: 954.974.3544 ♦ f: 954.974.3680
PCA OB Registered              www.daszkalbolton.com            Affiliated Offices Worldwide

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	September 30,
	2006	2005

Current assets
Cash	$6,473	$92,214
Prepaid expenses	2,500	7,500

Total current assets	8,973	99,714

Licensed rights, net	255,552	288,888
Deferred finance charges, net	147,681	111,091

Total assets	$412,206	$499,693

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$338,282	$36,987
Accrued interest	95,222	5,370
Shareholder advance	44,876	-
Accounts payable to parent company	62,255	-
License fee payable to parent company	20,280	80,280

Total current liabilities	560,906	122,637

Long-term liabilities
Secured convertible debenture, net $685,166 and $313,968 discounts	814,834	186,032
Beneficial conversion liability	530,187	302,084
Total long-term liabilities	1,345,021	488,116

Total liabilities	1,905,927	610,753

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value
Authorized 25,000,000 shares none issued and outstanding	-	-
Common stock, $0.0001 par value
Authorized 300,000,000 shares; 50,199,500 issued and outstanding, respectively	5,020	5,020
Additional paid-in capital in excess of par value	214,240	98,728
Deficit accumulated	(17,488)	(17,488)
Deficit accumulated during the development stage	(1,695,493)	(197,320)
Total stockholders' deficit	(1,493,721)	(111,060)

Total liabilities and stockholders' deficit	$412,206	$499,693

See accompanying notes to consolidated financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				(Development Stage Period)
	October 1, 2004 to June 8, 2005	June 9, 2005 to September 30, 2005	October 1, 2005 to September 30, 2006	June 9, 2005 to September 30, 2006

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	-	12,715	107,712	120,427
Management and consulting fees	-	62,025	568,619	630,644
Legal and audit fees	2,500	48,288	408,116	456,404
Investor relations	-	47,259	152,075	199,334
Loan interest and finance fees	-	18,716	507,655	526,371
Amortization of license fee	-	11,112	33,336	44,448
(Gain) loss on fair value adjustments
to beneficial conversion feature		(2,795)	(387,442)	(390,237)
Travel	-	-	108,102	108,102
Total expenses	2,500	197,320	1,498,173	1,695,493

Net (loss)	$(2,500)	$(197,320)	$(1,498,173)	$(1,695,493)

(Loss) per weighted average
common share (basic and diluted)	$-	$-	$(0.03)

Number of weighted average common
Shares outstanding	28,287,908	48,066,668	50,199,500

See accompanying notes to consolidated financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

PRE-DEVELOPMENT STAGE PERIOD

Balance at October 1, 2004	60,377	$6	$1,182	$(14,988)	$(13,800)

Restricted shares issued for services (October 20/04)	25,000,000	2,500	-	-	2,500

Restricted shares issued to settle debt (March 4/05)	13,800,000	1,380	12,420	-	13,800

Net loss: October 1, 2004 to March 31,2005	-	-	-	(2,500)	(2,500)

Balance at March 31, 2005 and June 8, 2005	38,860,377	3,886	13,602	(17,488)	-

DEVELOPMENT STAGE PERIOD

Balance at June 9, 2005	38,860,377	3,886	13,602	(17,488)	-

Cancellation of restricted shares (June 9/05)	(31,330,877)	(3,133)	3,133	-	-

New restricted shares issued (June 9/05)	42,670,000	4,267	(4,267)	-	-

Warrants issued (August 1/05)	-	-	18,060	-	18,060

Warrants issued (August 12/05)	-	-	68,200	-	68,200

Net loss: June 9, 2005 to September 30, 2005	-	-	-	(197,320)	(199,620)

Balance at September 30, 2005	50,199,500	5,020	98,728	(214,808)	(111,060)

Warrants issued (November 30, 2005)	-	-	15,954	-	15,954

Warrants issued (March 29, 2006)			99,558		99,558

Net loss: October 1, 2005 to September 30, 2006	-	-	-	(1,498,173)	(1,498,173)

Balance at September 30, 2006	50,199,500	$5,020	$214,240	$(1,712,981)	$(1,493,721)

See accompanying notes to consolidated financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW

				(Development Stage Period)
	October 1, 2004 to June 8, 2005	June 9, 2005 to September 30, 2005	October 1, 2005 to September 30, 2006	June 9, 2005 to September 30, 2006

Cash flows from operating activities:
Net loss	$(2,500)	$(197,320)	$(1,498,173)	$(1,695,493)

Items not affecting cash:
Amortization of license fee	-	11,112	33,336	44,448
Amortization of deferred financing costs	-	4,375	57,944	62,319
Amortization of warrants for investor relations		22,734	45,466	68,200
Common stock issued for services	2,500			(390,235)
Change in fair value of the beneficial conversion feature	-	(2,795)	(387,440)	368,828
Amortization of discount on debentures	-	8,971	359,857	-
Changes in non-cash working capital:
Prepaid expenses	-	(7,500)	5,000	(2,500)
Trade payables	-	36,987	301,295	338,282
Accrued interest	-	5,370	89,852	95,222

Net cash used in operating activities	-	(118,066)	(992,863)	(1,110,929)

Cash flows from investing activities:
Purchase of licensed rights	-	(219,720)	(60,000)	(279,720)

Cash flows from financing activites:
Shareholder advance	-	-	44,867	44,867
Increase in deferred financing costs	-	(70,000)	(140,000)	(210,000)
Accounts payable to parent company			62,255	62,255
Proceeds from issuance of
secured convertible debentures	-	500,000	1,000,000	1,500,000
Net cash provided by financing activities	-	430,000	967,122	1,397,122

Net increase (decrease) in cash	-	92,214	(85,741)	6,473

Cash, beginning of period	-	-	92,214	-

Cash, end of period	$-	$92,214	$6,473	$6,473

Supplemental cash flow information:
cash paid during the period:
Interest	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-
Non-cash investing and financing activities:
Acquisition of license through payable to parent	$-	$80,280	$-	$80,280
Issuance of warrants in exhange for services	$-	$68,200	$-	$68,200
Issuance of warrants with debentures	$-	$18,060	$115,512	$133,572

See accompanying notes to consolidated financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

NOTE 1 - Description of the Planned Business and Basis of Presentation

IQ Micro Inc. (the “Company”) is an international licensing company established to commercialize technology that precisely controls the movement of fluids on a micro scale. The Company was originally formed as Enclave Products, Ltd. (the “Old Corporation”), a Colorado corporation, on March 22, 1996. Pursuant to a Plan of Merger dated March 29, 2004, on April 21, 2004 the Old Corporation filed Articles and Certificate of Merger with the Secretary of State of the State of Colorado merging the Old Corporation into Enclave Products, Ltd., a Colorado corporation (the “Surviving Corporation”). A previous controlling shareholder group of the Old Corporation arranged the merger for business reasons that did not materialize.

On October 18, 2004, a Florida-based shareholder group acquired controlling interest in the Surviving Corporation and on November 5, 2004, affected a 1-for-200 reverse stock split. On November 5, 2004, the Surviving Corporation changed its name to IQ Medical Corp. and then, on October 3, 2005, to IQ Micro Inc. The Company became qualified to do business in Florida on October 12, 2005. The Company’s common stock is currently trading on the Pink Sheets under the symbol “IQMC.” All common stock share amounts have been restated to reflect the reverse stock split.

Until June 8, 2005, the Company had no operations. On June 9, 2005, the Company commenced development activities when it acquired exclusive, worldwide sales and marketing licensing rights to microfluidics technology developed and patented by Osmotex AS ("Osmotex"), incorporated in Norway in 1999, as well as additional intellectual property rights of Osmotex together with such patents, (the "Licensed Rights").

The Company acquired the Licensed Rights through the issuance of shares representing approximately 85% of the outstanding shares of the Company, in addition to a cash payment of $300,000.

The Company has established a sales and marketing office in West Palm Beach, Florida and is actively pursuing global licensing opportunities. Microfluidics technology has a wide range of consumer, medical and industrial applications. The Company intends to become a specialized supplier of low voltage microfluidics technology.

The Company’s fiscal year-end is September 30 for financial reporting purposes. The consolidated statement of operations has been bifurcated to separately present activities while in the development stage.

NOTE 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company is a Development Stage Corporation and has incurred substantive losses during the development stage period and had a stockholders’ deficit of $(1,493,721) at September 30, 2006. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon generating revenues and obtaining additional capital and financing.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

NOTE 2 - Going Concern, continued

The Company is pursuing various alternatives to meet its capital requirements. During the period from June 9, 2005 to September 30, 2006, the Company realized net cash proceeds of $1,337,255 from financing activities substantially from the issuance of Secured Convertible Debentures. However, there can be no assurance that the Company will be able to continue arranging the capital necessary to meet its requirements until revenues are generated to the level adequate to fund cash outflows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Significant Accounting Policies

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IQ Micro USA, Inc. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company defines cash and cash equivalents as investments in short-term investments with a term to maturity when acquired of three months or less. At September 30, 2005 and September 30, 2006, the Company had no cash equivalents.

Long-Lived Assets
The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of September 30, 2005 and September 30, 2006 the Company determined that there was no impairment.

Warrant Valuation
The fair value of the warrants issued is valued using the Black Scholes-Merton methodology without a vesting period. The related expenses are being amortized over the term of the contract.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at September 30, 2005 and September 30, 2006 approximate their fair value because of their relatively short-term nature.

Derivatives
The Company accounts for the conversion feature of the Secured Convertible Debenture issued in a private placement as a derivative under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The conversion feature is treated as a liability in the consolidated balance sheet for the periods presented and is recorded at fair value. The change in fair value for each reporting period is recorded as a loan interest and financing expense in the consolidated statements of operations.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 3 - Significant Accounting Policies, continued

Loss Per Common Share
Net loss per common share (basic and diluted) is based on the net loss, divided by the weighted average number of common shares outstanding during each period. Certain common stock equivalents and 1,000.000 shares held in escrow were not included in the calculation of diluted loss per share as their effect would not be dilutive. As at September 30, 2005, there were 10,900,000 anti-dilutive shares excluded from the computation of diluted EPS and as at September 30, 2006, there were 28,000,000 anti-dilutive shares.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after September 30, 2006. The Company’s results of operations and financial condition will only be impacted following the adoption of SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Although the Company will continue to evaluate the application of SAB No. 108, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 3 - Significant Accounting Policies, continued

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of FIN No. 48, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Note 4 - Licensed Rights

On June 9, 2005, Osmotex entered into a Technology License Agreement with its wholly-owned subsidiary, Osmotex USA, Inc. (“Osmotex USA”). Under this agreement, the parent company granted the Licensed Rights to its subsidiary to commercialize its patented microfluidics technologies.

Also on June 9, 2005, Osmotex entered into a Capital Contribution Agreement with the Company in which its wholly-owned subsidiary, Osmotex USA, contributed its Licensed Rights to the Company as a capital contribution in exchange for an 85% equity position in the Company. A total of 31,330,877 issued restricted shares were tendered for cancellation and 42,670,000 new restricted shares were issued in connection with the Capital Contribution Agreement.

In an agreed-upon amendment to Capital Contribution Agreement prior to September 30, 2005, memorialized on January 12, 2006, the Company was required to pay Osmotex USA $300,000 in cash as an additional payment for the Licensed Rights. At September 30, 2006, the Company had paid $279,720 to Osmotex USA leaving a balance outstanding of $20,280.

The Licensed Rights is carried at cost on the balance sheet less straight-line amortization based on nine years of life remaining on the Osmotex patent that expires in 2015. Amortization expense of the Licensed Rights for the period from June 9, 2005 to September 30, 2005 was $11,112 and from October 1, 2005 to September 30, 2006 was $33,336.

Estimated annual amortization expense of its intangible Licensed Rights will be as follows for the years ending September 30, 2006 thru 2010 and thereafter:

2007	33,333
2008	33,333
2009	33,333
2010	33,333
2011	33,333
Thereafter	88,887
$255,552

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 5 - Deferred Income Taxes

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s consolidated financial statements or tax returns. The Company has a substantial net operating loss carry-forward of approximately $200,000 and $1,000,000 at September 30, 2005 and September 30, 2006, respectively. The carry-forwards begin to expire in 2024. The Company has a 100% valuation allowance against net deferred income tax assets due to the uncertainty of their ultimate realization.

Note 6 - Secured Convertible Debentures

On August 12, 2005, the Company closed its first private placement with Cornell Capital Partners, LP via the issuance of an 8% Secured Convertible Debenture pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended, for gross proceeds of $500,000. Net cash proceeds from the Secured Convertible Debenture were $430,000. The term of the Secured Convertible Debenture is two years. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on August 12, 2008. Principal and interest on the Secured Convertible Debenture may be converted into an aggregate of up to 9,800,000 shares of common stock by the investor at a conversion price per share equal to the lesser of (a) $0.64 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets"), as quoted by Bloomberg L.P for the five trading days proceeding the conversion date.

The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price.

On November 30, 2005, the Company closed its second private placement with Cornell Capital Partners, LP via the issuance of an 8% Secured Convertible Debenture pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended, for gross proceeds of $250,000. Net cash proceeds from the Secured Convertible Debenture were $205,000. The term of the Secured Convertible Debenture is two years. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants which are exercisable at a price of $0.001 per share and which expire on November 30, 2008. The investor has the sole right to convert the principal and interest on the Secured Convertible Debenture into an aggregate of 4,900,000 shares of common stock at the lesser of (a) $0.48 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets"), as quoted by Bloomberg L.P for the five trading days proceeding the conversion date. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 6 - Secured Convertible Debentures, continued

As part of the second private placement, the Company committed to issue to the same investor another Secured Convertible Debenture in the principal amount of $250,000 to the same investor upon the fulfilment of certain conditions set forth in the Securities Purchase Agreement. The second 8% Secured Convertible Debenture of $250,000 was issued on February 8, 2006 resulting in net proceeds of $225,000. The term of this Secured Convertible Debenture is two years.

Principal and interest on this Secured Convertible Debenture may be converted into an aggregate of up to 4,900,000 shares of common stock by the investor at a conversion price per share equal to the lesser of (a) $0.42 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets"), as quoted by Bloomberg L.P. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price.

On March 29, 2006, the Company completed its third private placement with Cornell Capital Partners, LP via the issuance of an 8% Secured Convertible Debenture in the principal amount of $500,000 pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. Net cash proceeds from this Secured Convertible Debenture were $430,000. The term of the Secured Convertible Debenture is three years. In connection with the offering this Secured Convertible Debenture, the Company issued 3,000,000 common stock purchase warrants that are exercisable at a price of $0.30 per share and that expire on March 29, 2011. Principal and interest on the Secured Convertible Debentures may be converted into an aggregate of up to 7,400,000 shares of common stock by the investor at a conversion price per share equal to the lesser of (a) $0.42 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets"), as quoted by Bloomberg L.P for the five trading days proceeding the conversion date. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price.

As of September 30, 2006, the Company had issued four Secured Convertible Debentures to Cornell Capital Partners, LP resulting in the receipt of gross proceeds of $1,500,000 and net proceeds of $1,290,000. The maximum number of shares that these four debentures can be converted into is 27,000,000. The investor has been granted a security interest in the assets of the Company as evidenced by a UCC-1 filing.

The Company must redeem the Secured Convertible Debentures upon maturity. The Company has the right to redeem the Secured Convertible Debentures at any time prior to maturity based on a redemption price of 120% of the face amount plus any accrued interest.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 6 - Secured Convertible Debentures, continued

The documents governing the issuance of the Secured Convertible Debentures contain restrictive covenants that among other things limit the Company’s ability to enter into capital transactions. In addition, the Company is required, no later than September 30, 2006, to file a registration statement on Form S-1 or Form SB-2 for the resale by Cornell Capital Partners, LP of up to 27,000,000 shares of common stock to be issued upon conversion of its Secured Convertible Debentures and Warrants. The Company expects to file a Form SB-2 and must use best efforts to ensure that it is effective within one hundred twenty (120) days after the date filed. The Company’s failure to file and ensure the effectiveness of the Form SB-2 would constitute an event of default that would require the payment of liquidated damages to Cornell Capital Partners, LP in either a cash amount or shares of our common stock within three (3) business days, after demand therefore, equal to 2% of the liquidated value of all of the Secured Convertible Debentures we issued to Cornell Capital Partners, LP outstanding for each thirty (30) day period from the date we were obligated to file the Form SB-2 or ensure effectiveness thereof, whichever is applicable.

In addition, the company is obligated to obtain sponsorship for trading on the OTC Bulletin Board or listing our common stock on the Nasdaq SmallCap Market, New York Stock Exchange, American Stock Exchange or the Nasdaq National Market (each, a “Subsequent Market”). The Company’s failure to obtain OTC Bulletin Board sponsorship or listing on a Subsequent Market would constitute an event of default under the Secured Convertible Debentures. As such, and in the event of other events of default, as defined in the Secured Convertible Debentures, the Secured Convertible Debentures would become immediately payable in cash or, at the option Cornell Capital Partners, LP, in common stock of the Company. If an event of default, as defined in the Secured Convertible Debentures, occurs and remains uncured, the conversion price will be reduced by twenty percent (20%) of the conversion price.

The beneficial conversion features relating to the Secured Convertible Debentures are treated as embedded derivatives and is therefore classified as a liability in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The beneficial conversion features were valued using the Black Scholes-Merton methodology. The total discount values assigned to the conversion features at the time of issuances were $920,424, yielding a remaining carrying value of $631,083 for the Secured Convertible Debentures and is included in long term liabilities. Due to the fluctuation in the fair value of the beneficial conversion feature between the issuance dates and September 30, 2005 and September 30, 2006, a gain of $2,795 and a charge of $387,442 were recorded, resulting in a total beneficial conversion liability of $530,187 as of September 30, 2006.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 7 - Share Capital

Warrants
On August 1, 2005, the Company engaged the firm of Hawk Associates, Inc. to provide a wide range of corporate communication services. In consideration for these services, the Company agreed to compensate Hawk Associates, Inc. with a monthly fee plus the issuance of 250,000 share purchase warrants with an exercise price of $0.51 and a term of five years. The fair value of the warrants was established at $68,200 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a deferred finance charge and is being amortized over the six month initial term of the services contract. For the periods ended September 30, 2005 and September 30, 2006, $22,734 and $45,466, respectively was included in investor relations expense.

On August 12, 2005, the Company consummated its first private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on August 12, 2008. The fair value of the warrants was established at $18,060 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture.

For the periods ended September 30, 2005 and September 30, 2006, $1,003 and $5,519, respectively, was included in interest expense with a deferred balance outstanding of $11,538 at September 30, 2006.

On November 30, 2005, the Company consummated its second private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $250,000. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on November 30, 2008. The fair value of the warrants was established at $15,954 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture. For the period ended September 30, 2006, $4,432 was charged to interest expense with a deferred balance outstanding of $11,522 at September 30, 2006.

On March 29, 2006, the Company consummated its third private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering, the Company issued 3,000,000 common share purchase warrants that are exercisable at a price of $0.30 per share and that expire on March 29, 2011. The fair value of the warrants was established at $99,558 using the Black Scholes - Merton methodology with out a vesting period. The value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture at $2,766 per month. At September 30, 2006 $16,593 was charged to interest expense and the balance of the discount was $82,964 at September 30, 2006.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 7 - Share Capital, continued

Of the total warrant values of $133,572, $1,003 was expensed during the period ended September 30, 2005. During year ended September 30, 2006 $15,915 was expensed and $106,025 is included in the accompanying balance sheet as a discount to the convertible debt at September 30, 2006.

Capital Transactions
In connection with the June 9, 2005 Capital Contribution Agreement, as amended January 12, 2006, the Company entered into a Financing and Listing Agreement with Osmotex USA and D.P. Martin & Associates, Inc. that obligated D.P. Martin & Associates, Inc. to locate at least $500,000 in external financing for the Company by December 31, 2005. Pursuant to the Financing and Listing Agreement, D.P. Martin & Associates, Inc. (1) assisted the Company in establishing Osmotex USA’s approximate 85% of the Company’s outstanding common stock and (2) placed 1,000,000 shares of the Company’s common stock beneficially owned by D.P. Martin & Associates, Inc. into escrow to be released to D.P. Martin & Associates, Inc. if and when it fulfils its financing commitment under the Financing and Listing Agreement. These shares are not included in the calculation of earnings per share.

On December 30, 2005 the Company amended the Financing and Listing Agreement to extend the December 31, 2005 deadline to April 30, 2006. Subsequent to March 31, 2006 the agreement was further extended to September 30, 2006.  See Note 9.

Note 8 - Related Party Transactions

Management Agreements
The Company is party to a Management Agreement, dated May 1, 2005, with D.P. Martin & Associates, Inc., a Florida financial advisory firm. In that agreement, the Company engaged and appointed Robert Rudman, an employee of D.P. Martin & Associates, Inc., as its Chief Financial Officer. Mr. Rudman is also one of the Company's directors. IQ USA pays a $10,000 monthly management fee to D.P. Martin & Associates, Inc. Mr. Rudman is a Canadian Chartered Accountant and a Canadian citizen. Mr. Rudman's H-1B work authorization status was granted with D.P. Martin & Associates, Inc. For the periods ended September 30, 2005 and September 30, 2006 the Company paid D.P. Martin & Associates, Inc. $40,000 and $120,000, respectively.

The Company is party to a Management Agreement, dated October 1, 2005, with Visionaire AS. In that agreement, the Company engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire AS, as its Chief Executive Officer. Mr. Christiansen is also one of the Company’s directors. In addition, he serves as a director of Osmotex. Mr. Christiansen performs management services for the Company in his capacity as Chief Executive Officer from Norway and also performs management services for IQ USA, which pays his $8,000 monthly management fee. Mr. Christiansen is also a director of Osmotex. For the period ended September 30, 2006 the Company paid Visionaire, AS $96,000.

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

Note 8 - Related Party Transactions, continued

On March 1, 2006, the Company entered into a second Management Agreement with Visionaire AS. In that agreement, the Company engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire AS, as its Chief Operations Officer. Mr. Lislien performs management services for the Company in his capacity as Chief Operations Officer from Norway and also performs management services for IQ USA which pays his $10,000 monthly management fee. Under this agreement the Company paid Visionaire AS $70,000.

Lease Agreements
The Company is a party to a verbal lease agreement with D.P. Martin & Associates Inc. Under this arrangement, the Company leases one executive office including administrative support services in West Palm Beach, Florida at a monthly cost of $2,500. Total rent expense paid to D.P. Martin & Associates for the periods ending September 30, 2005 and September 30, 2006 was $10,000 and $30,000, respectively.

The Company is also a party to a verbal lease agreement with Visionaire AS. Under this arrangement, the Company leases two executive offices including administrative support in Horten, Norway at a monthly cost of $1,600. Total rent expense paid to Visionaire AS for the periods ending September 30, 2005 and September 30, 2006 was $-0- and $19,200, respectively.

On January 12, 2006, the Company entered into an Amendment to Capital Contribution Agreement with Osmotex USA whereby the Company memorialized its agreement to pay the $300,000 License Fee to Osmotex, as partial consideration for the Licensed Rights, in addition to the Company’s issuance of the 42,760,000 common stock shares to Osmotex USA. As of September 30, 2006 the Company has paid $279,720 of this amount.

The Company’s shareholders, including a majority of the disinterested shareholders, ratified and approved the License Fee at a special meeting of the shareholders on January 12, 2006.

Also on January 12, 2006, the Company entered into an Amended and Restated Technology License Agreement (the “A&R License Agreement”) to which Osmotex and Osmotex USA are also parties. In the A&R License Agreement, the Licensed Rights Osmotex granted to Osmotex USA in the License Agreement dated June 9, 2005 remained the same, but Osmotex USA also sub-licensed to the Company the identical rights it had been granted from Osmotex.

Note 9 - Subsequent Events

On February 15, 2007, the Company issued an 8% Secured Convertible Debenture in the principal amount of $95,000. This debenture matures in three years, and may be convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.35 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg, P.A. for the five (5) trading days immediately preceding the conversion date.

In connection with the February 15, 2007 Secured Convertible Debenture (a) D.P. Martin & Associates (“DPM”) (a stockholder in the Company) pledged 1,000,000 shares of the Company’s common stock owned by DPM; the proceeds from the sale of these shares, if and as liquidated, will reduce the indebtedness under the debenture and will be applied against an obligation due the Company from DPM, (b) the Company’s Chief Financial Officer provided his personal guaranty of up to $25,000; and (c) the Company issued to Cornell Capital Partners, LP 212,000 warrants exercisable at $0.001 per share. The net proceeds from the issuance of this Debenture were used to pay transaction costs and professional fees.