Form 10QSB
period 2006-12-31
IQ Micro Inc.
filed 2007-02-20
CIK 1350041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

Commission file number: 000-51796

IQ MICRO INC.

(Exact name of small business issuer as specified in its charter)

Colorado	20-3353942
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Australian Ave., Suite 700, West Palm Beach, Florida 33401

(Address of principal executive offices)

(561) 514-0118

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ࿶

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes࿶ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS
DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ࿶ No ࿶

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2007 the issuer had 50,199,500 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes࿶  No ☒

PART I

PART I

ITEM 1. FINANCIAL STATEMENTS

IQ MICRO INC. (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2006

ASSETS

	September 30,	December 31,
	2006	2006

Current assets
Cash	$6,473	$3,961
Prepaid expenses	2,500	-

Total current assets	8,973	3,961

Licensed rights, net	255,552	247,218
Deferred finance charges, net	147,681	134,973

Total assets	$412,206	$386,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$338,282	$505,028
Accrued interest	95,222	125,222
Accounts payable to parent company	62,255	107,254
License fee payable to parent company	20,280	20,280
Shareholder loan	44,867	93,867

Total current liabilities	560,906	851,651

Long-term liabilities
Secured convertible debenture, net $685,166 and $572,364 discounts	814,834	927,636
Beneficial conversion liability	530,187	607,143
Total long-term liabilities	1,345,021	1,534,779

Total liabilities	1,905,927	2,386,430

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value
Authorized 25,000,000 shares none issued and outstanding	-	-
Common stock, $0.0001 par value
Authorized 300,000,000 shares; 50,199,500 issued and outstanding, respectively	5,020	5,020
Additional paid-in capital in excess of par value	214,240	214,240
Deficit accumulated	(17,488)	(17,488)
Deficit accumulated during the development stage	(1,695,493)	(2,202,050)
Total stockholders' deficit	(1,493,721)	(2,000,278)

Total liabilities and stockholders' deficit	$412,206	$386,152

See accompanying notes to financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIODS FROM OCTOBER 1, 2006 TO DECEMBER 31, 2006 AND FROM
JUNE 9, 2005 TO DECEMBER 31, 2006 (Development Stage Period)

		(Development Stage Period)
	October 1, 2006 to December 31, 2006	June 9, 2005 to December 31, 2006

Revenues	$-	$-

Operating expenses
General and administrative	18,941	139,368
Management and consulting fees	127,290	757,934
Legal and audit fees	49,370	505,774
Investor relations	47,036	246,370
Loan interest and finance fees	155,510	681,881
Amortization of license fee	8,334	52,782
(Gain) loss on fair value adjustments
to beneficial conversion feature	76,956	(313,281)
Travel	23,120	131,222
Total expenses	506,557	2,202,050

Net (loss)	$(506,557)	$(2,202,050)

(Loss) per weighted average
common share (basic and diluted)	$(0.01)

Number of weighted average common
Shares outstanding	50,199,500

See accompanying notes to financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIODS FROM OCTOBER 1, 2004 TO JUNE 8, 2005 AND FROM
JUNE 9, 2005 TO DECEMBER 31, 2006

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

PRE-DEVELOPMENT STAGE PERIOD

Balance at October 1, 2004	60,377	$6	$1,182	$(14,988)	$(13,800)

Restricted shares issued for services (October 20/04)	25,000,000	2,500	-	-	2,500

Restricted shares issued to settle debt (March 4/05)	13,800,000	1,380	12,420	-	13,800

Net loss: October 1, 2004 to March 31,2005	-	-	-	(2,500)	(2,500)

Balance at March 31, 2005 and June 8, 2005	38,860,377	3,886	13,602	(17,488)	-

DEVELOPMENT STAGE PERIOD

Balance at June 9, 2005	38,860,377	3,886	13,602	(17,488)	-

Cancellation of restricted shares (June 9/05)	(31,330,877)	(3,133)	3,133	-	-

New restricted shares issued (June 9/05)	42,670,000	4,267	(4,267)	-	-

Warrants issued (August 1/05)	-	-	18,060	-	18,060

Warrants issued (August 12/05)	-	-	68,200	-	68,200

Net loss: June 9, 2005 to September 30, 2005	-	-	-	(197,320)	(199,620)

Balance at September 30, 2005	50,199,500	5,020	98,728	(214,808)	(111,060)

Warrants issued (November 30, 2005)	-	-	15,954	-	15,954

Warrants issued (March 29, 2006)			99,558		99,558

Net loss: October 1, 2005 to September 30, 2006	-	-	-	(1,498,173)	(1,498,173)

Balance at September 30, 2006	50,199,500	$5,020	$214,240	$(1,712,981)	$(1,493,721)

Net loss: October 1, 2005 to December 31, 2006	-	-	-	(506,557)	(506,557)

Balance at December 31, 2006	50,199,500	5,020	214,240	(2,219,538)	(2,000,278)

See accompanying notes to financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIODS FROM OCTOBER 1, 2006 TO DECEMBER 31, 2006 AND FROM
JUNE 9, 2005 TO DECEMBER 31, 2006 (Development Stage Period)

		(Development Stage Period)
	October 1, 2006 to December 31, 2006	June 9, 2005 to December 31, 2006

Cash flows from operating activities:
Net loss	$(506,557)	$(2,202,050)

Items not affecting cash:
Amortization of license fee	8,334	52,782
Amortization of deferred financing costs	12,708	75,027
Amortization of warrants for investor relations	-	68,200
Common stock issued for services	-	(390,235)
Change in fair value of the beneficial conversion feature	76,956	445,784
Amortization of discount on debentures	112,802	112,802
Changes in non-cash working capital:
Prepaid expenses	2,500	-
Trade payables	166,746	505,028
Accrued interest	30,000	125,222

Net cash used in operating activities	(96,511)	(1,207,440)

Cash flows from investing activities:
Purchase of licensed rights	-	(279,720)

Cash flows from financing activites:
Shareholder advance	49,000	93,867
Increase in deferred financing costs	-	(210,000)
Accounts payable to parent company	44,999	107,254
Proceeds from issuance of
secured convertible debentures	-	1,500,000
Net cash provided by financing activities	93,999	1,491,121

Net increase (decrease) in cash	(2,512)	3,961

Cash, beginning of period	6,473	-

Cash, end of period	$3,961	$3,961

Supplemental cash flow information:
cash paid during the period:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Acquisition of license through payable to parent	$-	$80,280
Issuance of warrants in exhange for services	$-	$68,200
Issuance of warrants with debentures	$-	$133,572

See accompanying notes to financial statements.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 18, 2004, a Florida-based shareholder group acquired controlling interest in the Surviving Corporation and on November 5, 2004, affected a 1-for-200 reverse stock split. On November 5, 2004, the Surviving Corporation changed its name to IQ Medical Corp. and then, on October 3, 2005, to IQ Micro Inc. The Company became qualified to do business in Florida on October 12, 2005. The Company’s common stock is currently trading on the OTC Bulletin Board under the symbol “IQMC.” All common stock share amounts have been restated to reflect the reverse stock split.

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

The accompanying unaudited condensed financial statements of the company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Financial results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006, as filed with the Securities and Exchange Commission.

NOTE 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company is a Development Stage Corporation and has incurred substantive losses during the development stage period and had a stockholders’ deficit of $2,000,278 at December 31, 2006. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon generating revenues and obtaining additional capital and financing.

The Company is pursuing various alternatives to meet its capital requirements. During the period from June 9, 2005 to December 31, 2006, the Company realized net cash proceeds of $1,491,121 from financing activities, substantially from the issuance of Secured Convertible Debentures. However, there can be no assurance that the Company will be able to continue arranging the capital necessary to meet its requirements until revenues are generated to the level adequate to fund cash outflows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Significant Accounting Policies

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IQ Micro USA, Inc. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company defines cash and cash equivalents as investments in short-term investments with a term to maturity when acquired of three months or less. At December 31, 2005 and December 31, 2006, the Company had no cash equivalents.

Long-Lived Assets
The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of December 31, 2005 and December 31, 2006 the Company determined that there was no impairment.

Warrant Valuation
The fair value of the warrants issued is valued using the Black Scholes-Merton methodology without a vesting period. The related expenses are being amortized over the term of the contract.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at December 31, 2005 and December 31, 2006 approximate their fair value because of their relatively short-term nature.

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

Loss Per Common Share
Net loss per common share (basic and diluted) is based on the net loss, divided by the weighted average number of common shares outstanding during each period. Certain common stock equivalents and 1,000.000 shares held in escrow were not included in the calculation of diluted loss per share as their effect would not be dilutive. For the period ended December 31, 2006, there were 28,000,000 anti-dilutive shares excluded from the computation of diluted EPS.

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

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Significant Accounting Policies, Continued

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

In an agreed-upon amendment to Capital Contribution Agreement prior to September 30, 2005, memorialized on January 12, 2006, the Company was required to pay Osmotex USA $300,000 in cash as an additional payment for the Licensed Rights. At December 31, 2006, the Company had paid $279,720 to Osmotex USA leaving a balance outstanding of $20,280.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Licensed Rights, Continued

The Licensed Rights is carried at cost on the balance sheet less straight-line amortization based on nine years of life remaining on the Osmotex patent that expires in 2015. Amortization expense of the Licensed Rights were $8,334 and $52,781 for the periods from October 1, 2006 to December 31, 2006 and June 9, 2005 to December 31, 2006, respectively.

Estimated annual amortization expense of its intangible Licensed Rights will be as follows for the years ending September 30, 2007 thru 2010 and thereafter:

2007	33,333
2008	33,333
2009	33,333
2010	33,333
2011	33,333
Thereafter	88,887
$255,552

Note 5 - Deferred Income Taxes

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s consolidated financial statements or tax returns. The Company has a substantial net operating loss carry-forward of approximately $600,000 and $2,000,000 at December 31, 2005 and December 31, 2006, respectively. The carry-forwards begin to expire in 2024. The Company has a 100% valuation allowance against net deferred income tax assets due to the uncertainty of their ultimate realization.

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

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Secured Convertible Debentures, Continued

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

As of December 31, 2006, the Company had issued four Secured Convertible Debentures to Cornell Capital Partners, LP resulting in the receipt of gross proceeds of $1,500,000 and net proceeds of $1,290,000. The maximum number of shares that these four debentures can be converted into is 27,000,000. The investor has been granted a security interest in the assets of the Company as evidenced by a UCC-1 filing.

The Company must redeem the Secured Convertible Debentures upon maturity. The Company has the right to redeem the Secured Convertible Debentures at any time prior to maturity based on a redemption price of 120% of the face amount plus any accrued interest.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Secured Convertible Debentures, Continued

The documents governing the issuance of the Secured Convertible Debentures contain restrictive covenants that among other things limit the Company’s ability to enter into capital transactions. In addition, the Company is required, no later than February 28, 2007, to file a registration statement on Form S-1 or Form SB-2 for the resale by Cornell Capital Partners, LP of up to 27,000,000 shares of common stock to be issued upon conversion of its Secured Convertible Debentures and Warrants. The Company expects to file a Form SB-2 and must use best efforts to ensure that it is effective within one hundred twenty (120) days after the date filed. The Company’s failure to file and ensure the effectiveness of the Form SB-2 would constitute an event of default that would require the payment of liquidated damages to Cornell Capital Partners, LP in either a cash amount or shares of our common stock within three (3) business days, after demand therefore, equal to 2% of the liquidated value of all of the Secured Convertible Debentures we issued to Cornell Capital Partners, LP outstanding for each thirty (30) day period from the date we were obligated to file the Form SB-2 or ensure effectiveness thereof, whichever is applicable.

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

The beneficial conversion features relating to the Secured Convertible Debentures are treated as embedded derivatives and is therefore classified as a liability in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The beneficial conversion features were valued using the Black Scholes-Merton methodology. The total discount values assigned to the conversion features at the time of issuances were $920,424. As of December 31, 2006, the beneficial conversion features are valued have an aggregate value of $607,143.

Note 7 - Share Capital

Warrants
On August 1, 2005, the Company engaged the firm of Hawk Associates, Inc. to provide a wide range of corporate communication services. In consideration for these services, the Company agreed to compensate Hawk Associates, Inc. with a monthly fee plus the issuance of 250,000 share purchase warrants with an exercise price of $0.51 and a term of five years. The fair value of the warrants was established at $68,200 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a deferred finance charge and was amortized over the six month initial term of the services contract.

On August 12, 2005, the Company consummated its first private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on August 12, 2008. The fair value of the warrants was established at $18,060 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture. For the three months ended December 31, 2006, $1,505 was included in interest expense with a deferred balance outstanding of $9,532.

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Share Capital, Continued

Warrants, Continued
On November 30, 2005, the Company consummated its second private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $250,000. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on November 30, 2008. The fair value of the warrants was established at $15,954 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture. For the three months ended December 31, 2006, $1,330 was charged to interest expense with a deferred balance outstanding of $10,192.

On March 29, 2006, the Company consummated its third private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering, the Company issued 3,000,000 common share purchase warrants that are exercisable at a price of $0.30 per share and that expire on March 29, 2011. The fair value of the warrants was established at $99,558 using the Black Scholes - Merton methodology without a vesting period. The value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture at $2,766 per month. For the three months ended December 31, 2006 $8,298 was charged to interest expense and the balance of the discount was $74,664.

Of the total warrant values of $201,772, $11,133 was expensed during the three months ended December 31, 2006 and $94,388 is included in the accompanying balance sheet as a discount to the convertible debt at December 31, 2006.

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

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Related Party Transactions

Management Agreements
The Company is party to a Management Agreement, dated May 1, 2005, with D.P. Martin & Associates, Inc., a Florida financial advisory firm. In that agreement, the Company engaged and appointed Robert Rudman, an employee of D.P. Martin & Associates, Inc., as its Chief Financial Officer. Mr. Rudman is also one of the Company's directors. IQ USA pays a $10,000 monthly management fee to D.P. Martin & Associates, Inc. Mr. Rudman is a Canadian Chartered Accountant and a Canadian citizen. Mr. Rudman's H-1B work authorization status was granted with D.P. Martin & Associates, Inc. For the three months ended December 31, 2006 the Company paid D.P. Martin & Associates, Inc. $30,000.

The Company is party to a Management Agreement, dated October 1, 2005, with Visionaire AS. In that agreement, the Company engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire AS, as its Chief Executive Officer. Mr. Christiansen is also one of the Company’s directors. In addition, he serves as a director of Osmotex. Mr. Christiansen performs management services for the Company in his capacity as Chief Executive Officer from Norway and also performs management services for IQ USA, for which he is paid up to $8,000 in a monthly management fee. Mr. Christiansen is also a director of Osmotex. For the three months ended December 31, 2006 the Company paid Visionaire, AS $12,555.

On March 1, 2006, the Company entered into a second Management Agreement with Visionaire AS. In that agreement, the Company engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire AS, as its Chief Operations Officer. Mr. Lislien performs management services for the Company in his capacity as Chief Operations Officer from Norway and also performs management services for IQ USA which pays his $10,000 monthly management fee. For the three months ended December 31, 2006, the Company paid Visionaire AS $30,000.

Lease Agreements
The Company is a party to a verbal lease agreement with D.P. Martin & Associates Inc. Under this arrangement, the Company leases one executive office including administrative support services in West Palm Beach, Florida at a monthly cost of $2,500. Total rent expense paid to D.P. Martin & Associates for the three months ended December 31, 2006 was $7,500.

The Company is also a party to a verbal lease agreement with Visionaire AS. Under this arrangement, the Company leases two executive offices including administrative support in Horten, Norway at a monthly cost of $1,600. Total rent expense paid to Visionaire AS for the three months ended December 31, 2006 was $4,800.

On January 12, 2006, the Company entered into an Amendment to Capital Contribution Agreement with Osmotex USA whereby the Company memorialized its agreement to pay the $300,000 License Fee to Osmotex, as partial consideration for the Licensed Rights, in addition to the Company’s issuance of the 42,760,000 common stock shares to Osmotex USA. As of December 31, 2006 the Company has paid $279,720 of this amount.

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

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Introduction

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB for fiscal year ended September 30, 2006.

This quarterly report on Form 10-QSB (this “Report”) contains “forward-looking statements,” including, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal” and similar expressions are intended to identify forward-looking statements.

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

GENERAL

Plan of Operation

This Plan of Operation summarizes the significant factors affecting our plan of operation for the next 12 months. This Plan of Operation should be read in conjunction with our consolidated financial statements and notes.

In the Plan of Operation, we refer to the period October 1, 2004 through June 8, 2005 as the “Pre-operations Period” and the time period of June 9, 2005 through December 31, 2006 as the “Development Stage Period.”

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

On October 18, 2004, a Florida-based shareholder group acquired controlling interest in the Surviving Corporation and on November 5, 2004, effected a 1-for-200 reverse stock split. On November 5, 2004, the Surviving Corporation changed its name to IQ Medical Corp. and then, on October 3, 2005, to IQ Micro Inc. We became qualified to do business in Florida on October 12, 2005. Our common stock is currently traded on the NASD Over-the-Counter Bulletin Board under the symbol “IQMC.” All common stock share amounts have been restated to reflect the reverse stock split.

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

Discussion of Cash Requirements and Financial Plan

During our Development Stage Period, we completed five private placements with Cornell Capital Partners, LP consisting of 8% Secured Convertible Debentures pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. These private placements to one accredited investor resulted in gross proceeds to us of $1,595,000 and net proceeds of $1,370,000.

Cornell Capital Partners, LP Private Placements
Closing Date	Gross Proceeds
August 12, 2005	$500,000
November 30, 2005	$250,000
February 8, 2006	$250,000
March 29, 2006	$500,000
February 15, 2007	$95,000

Of the total net proceeds of $1,290,000 received as at December 31, 2006, approximately $280,000 has been paid to Osmotex as partial payment for the purchase of the Licensing Rights and approximately $1,004,000 has been required for operating activities during the Development Stage Period. As a result, we had approximately $4,000 in cash as of December 31, 2006. We had approximately $2,800 in cash as of January 31, 2007. We also had total current liabilities of approximately $850,000 as of December 31, 2006. We have not generated revenue during the Development Stage Period.

The following schedule is our estimate of operating expenses for the 12 months ending September 30, 2007. These estimates are based on our actual experience during the past 12 months. These estimates do not include up to $120,000 in potential interest expense related to the four Secured Convertible Debentures issued to Cornell Capital Partners, LP that would be due if Cornell Capital Partners, LP does not exercise its right to convert the Secured Convertible Debentures into shares of our common stock. The schedule is only an estimate and actual expenses may be greater due to a number of factors as described in the “Risk Factors” section and in the Introductory Note.

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

•
A third potential source of capital involves additional debt and/or equity financing. Cornell Capital Partners, LP has invested a total of $1,595,000 million of debt financing in us. If additional funding is required, we would again approach this investment banker. A new financing transaction could once again involve a Secured Convertible Debenture or the exercise of existing warrants. We have issued Cornell Capital Partners, LP three million warrants to purchase shares of common stock with an exercise price of $0.30 per warrant and 412,000 warrants with an exercise price of $0.001 per share.

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

Going Concern

We have incurred recurring operating losses and at December 31, 2006, we had an accumulated deficit during the Pre-Development Period of $17,488, an accumulated deficit during the Development Stage Period of $2,202,050 and a working capital deficit of $847,690. During the Development Stage Period, we used cash of $1,207,440 in operating activities. During the Development Stage Period, we realized net proceeds of $1,290,000 from four Secured Convertible Debenture financings to fund our operations. We cannot assure that we can arrange future financings.

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

GENERAL

We have no revenues from our current operations, our operations during the development stage through December 31, 2006 have not generated a profit, and we have relied on, and will continue to rely on, significant external financing to fund our operations.

During the fiscal year ended September 30, 2006, and through the date of this report our financing came primarily from the sale of convertible debentures totaling $1,595,000 in gross proceeds and $1,370,000 in net proceeds. Subsequent to the end of the December 31, 2006 quarter, we closed on $95,000 in gross proceeds from the sale of our convertible debentures. We will need to raise at least approximately $1.2 million in additional capital to finance operations and other expenses through February 29, 2008 excluding potential interest expense related to our secured convertible debenture financings.

We generated a net loss of $506,557 during the three months ended December 31, 2006 and a cumulative loss of $2,202,050 during the development stage.

We are continuing to seek additional financing to meet our working capital needs, debt repayment requirements, and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our working capital requirements, debt repayment requirements, or to complete our development plan or at all. If we are unsuccessful in obtaining new financings, we will not be able to fund our working capital requirements, meet debt repayment requirements, or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our project. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. Any of these events will be materially harmful to our business and may result in a lower stock price.

We will need to raise additional capital to fund our anticipated future development. No financing commitments for future capital needs have been obtained as of the date of this report except as noted above in “Plan of Operation - Discussion of Cash Requirements and Financial Plan”, however there is no assurance that we will obtain financing from such sources or from any other sources. There can be no assurance that the Company’s financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

FINANCING TRANSACTIONS

See “Plan of Operation - Discussion of Cash Requirements and Financial Plan” above for a general description of our most recent financing transactions resulting in gross proceeds of $1,595,000 and net proceeds of $1,370,000. See also the Notes to the financial statements included with this report.

LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2006, we had $3,961 in cash. Total liabilities at December 31, 2006 were $2,386,430 consisting of total current liabilities in the aggregate amount of $851,651 and total long term liabilities in the amount of $1,534,779. At December 31, 2006, assets included $247,218 of net licensed rights and $134,973 of net deferred finance charges. As of December 31, 2006 our working capital deficit was $847,690. We expect to incur substantial operating losses as we continue our development efforts.

RESULTS OF OPERATIONS-THREE MONTHS ENDED DECEMBER 31, 2006

Revenues

The Company generated no revenues during the three months ended December 31, 2006 and has generated no revenues during the development stage period to date of June 9, 2005 to December 31, 2006.

General and Administrative Expenses

General and administrative expenses during the three months ended December 31, 2006 were $18,941.

Management and Consulting Fees

Management and consulting fees were $127,290 during the three months ended December 31, 2006.

Legal and Audit Fees

Legal and audit fee expenses during the three months ended December 31, 2006 were $49,370.

Total Expenses; Net Loss to Common Shareholders

Total expenses were $506,557 for the three months ended December 31, 2006. Net loss to common shareholders was $506,557 or $0.01 per share for the three months ended December 31, 2006.

Accumulated Deficit

During the development stage period through December 31, 2006, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2006, our accumulated deficit during the development stage was $2,202,050.

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTANTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

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

Although our predecessor company was formed in March 1996, we commenced operations in June 2005 and are currently considered a development stage company. We have not generated any revenues from operations during the period of June 9, 2005 through December 31, 2006. During the period of June 9, 2005 through December 31, 2006, we incurred net losses of $2,202,050. Our future operations may never be profitable. We have a very limited operating history upon which to base an evaluation of our prospective operations or results. As a result, we may have difficulty in accurately predicting revenues or costs of operations for budgeting and planning purposes. This could result in unexpected fluctuation in our future results of operations and other difficulties, any of which could make it difficult for us to achieve or maintain profitability and could increase the volatility of our common stock. Our revenues and profits, if any, will depend upon various factors, including whether our sub-sub-licensing business strategy can be completed and whether Osmotex’s microfluidics technology will achieve market acceptance. We may not achieve our business objectives and the failure to achieve our goals would have an adverse impact on us. Similarly, prospective investors will not be able to review past operations as a gauge to evaluate our management’s execution, our ability to implement our business plan, the effectiveness of our financial controls or other salient information.

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

The capital requirement of $2,000,000 has been arranged with two funding sources. To date, we have completed five separate financings with Cornell Capital Partners, LP, totaling gross proceeds of $1,595,000. Those financings took place in August 2005, November 2005, February 2006, March 2006 and February 2007. In addition, we have a commitment from D.P. Martin, a Florida based financial advisory firm representing several existing shareholders, to arrange at least $500,000 in external financing for us no later than September 30, 2006. D.P. Martin has placed 1,000,000 shares of our common stock into escrow as security against this commitment. These 1,000,000 shares have been released from this escrow and have been pledged to Cornell Capital in connection with our February 2007 $95,000 Debenture. As at December 31, 2006, D.P. Martin had advanced the Company approximately $94,000 in cash and additional advances are being arranged.

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

The trading market for our common stock on the Pink Sheets has been thin and sporadic. As a result, transactions in our shares may reflect the vagaries of a particular circumstance and are less likely to reflect our intrinsic value. Moreover, the quotations for our common stock for such trades as exists may reflect inter-dealer prices, and may not necessarily represent actual transactions. We are filing this Report as part of a plan to develop an active market for our common stock in an effort to improve liquidity and shareholder value. The filing of this Registration Statement and our undertaking to file periodic reports with the SEC may not create a more active market for our common stock. In the event a regular public trading market does not develop, any investment in our common stock would remain highly illiquid. Accordingly, you may not be able to sell your shares readily.

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

As of the date of this Report, we had 50,199,500 shares of our common stock issued and outstanding. As of the date of this Report, we had issued an aggregate principal amount of Secured Convertible Debentures and 3,662,000 Warrants. The conversion of the Secured Convertible Debentures, the exercise of the Warrants, or the issuance and conversion or exercise of any other convertible security, including any convertible preferred stock and any stock options we grant to Robert Rudman, Johnny Christiansen or anyone else, would further dilute your percentage equity ownership interest and voting power. The Secured Convertible Debentures may be converted into up to approximately 5.7 million shares of our common stock (with this number varying depending on the trading price of our common stock) by Cornell Capital Partners, LP at conversion prices per share as stated in this Report.

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

ITEM 3. Controls and Procedures

As of December 31, 2006, an evaluation was carried out under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2007 or subsequent to the date of the evaluation by management.

Part II

ITEM 1. Legal Proceedings

As of the date of this Report, we are not a party to any material legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered equity securities sold by the Company during the quarter ended December 31, 2006.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS. The following exhibits are filed as part of this Report or incorporated herein by reference:

Exhibit Number	Description	Location

2.1	Plan of Merger Enclave Products, Ltd. by and between Enclave Products, Ltd., a Colorado corporation, and Enclave Products, Ltd., a Colorado corporation, dated as of March 29, 2004.	(2)
3.1	Articles of Incorporation and amendments thereto.	(2)
3.2	Bylaws and amendments thereto.	(2)
10.1	Letter Agreement by and between Osmotex AS and Centre Suisse d’Electronique at de Microtechnique SA, dated as of April 11, 2005.	(2)
10.2	Management Agreement between IQ Micro Inc. and D.P. Martin & Associates Inc., effective as of May 1, 2005.	(2)
10.3	Capital Contribution Agreement by and among IQ Medical Corp. and Osmotex USA, Inc., entered into on June 9, 2005.	(2)
10.4	Financing and Listing Agreement by and among IQ Medical Corp., Osmotex USA, Inc. and D.P. Martin & Associates, Inc., entered into on June 9, 2005.	(2)

10.5	Description of Verbal Lease Agreement by and between IQ Micro Inc. and D.P. Martin & Associates, Inc., effective July 1, 2005.	(2)
10.6	Description of Verbal Lease Agreement by and between IQ Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective August 1, 2005.	(2)
10.7	Letter Agreement between Hawk Associates, Inc. and IQ Micro, Inc. for investor relations and financial media relations services, made as of August 1, 2005.	(2)
10.8	Escrow Agreement by and among IQ Medical Corp. and David Gonzalez, Esq., made and entered into as of August 12, 2005.	(2)
10.9	Investor Registration Rights Agreement by and among IQ Medical Corp. and Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.10	Secured Convertible Debenture issued by IQ Medical Corp. to Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.11	Securities Purchase Agreement by and among IQ Medical Corp. and Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.12	Security Agreement by and between IQ Medical Corp. and Cornell Capital Partners, LP, entered into and made effective on August 12, 2005.	(2)
10.13	Warrant issued by IQ Medical Corp. to Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.14	Agreement by and between Osmotex AS and Centre Suisse d’Electronique at de Microtechnique SA for office space, lab usage, lab and research and development support, dated as of September 1, 2005.	(2)
10.15	Letter Agreement between Hawk Associates, Inc. and IQ Micro Inc. for website design, construction, delivery and maintenance, entered into as of September 1, 2005.	(2)
10.16	Management Agreement between I.Q. Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective as of October 1, 2005.	(2)
10.17	Amended and Restated Investor Registration Rights Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.18	Amended and Restated Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, entered into and made effective on November 30, 2005.	(2)
10.19	Escrow Agreement by and among IQ Micro Inc. and David Gonzalez, Esq., made and entered into as of November 30, 2005.	(2)
10.20	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.21	Securities Purchase Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.22	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.23	Amendment to Financing and Listing Agreement by and among IQ Micro Inc., Osmotex USA, Inc. and D.P. Martin & Associates, Inc., entered into on December 30, 2005.	(2)
10.24	Amended and Restated Technology License Agreement by and among IQ Micro Inc., Osmotex AS and Osmotex USA, Inc. entered into on January 12, 2006.	(2)
10.25	Amendment to Capital Contribution Agreement by and between IQ Micro Inc. and Osmotex USA, Inc., dated as of January 12, 2006.	(2)
10.26	Management Agreement between I.Q. Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective as of March 1, 2006.	(2)
10.27	Second Amended and Restated Investor Registration Rights Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)

10.28	Second Amended and Restated Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, entered into and made effective on March 29, 2006.	(2)
10.29	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.30	Securities Purchase Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.31	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.32	Securities Purchase Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.33	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.34	Registration Rights Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.35	Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.36	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.37	Pledge and Escrow Agreement by and among IQ Micro Inc., D.P. Martin & Associates, Inc., Cornell Capital Partners, LP, and David Gonzalez, Esq. (as escrow agent), dated as of February 15, 2007	(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed herewith.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 17, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to our Report on Form 10-KSB filed with the Securities and Exchange Commission on February 16, 2007 and incorporated herein by reference.

(b) REPORTS ON FORM 8-K. During the quarter ended December 31, 2006, the Company filed the following Reports on Form 8-K:

On October 5, 2006, we filed a Current Report on Form 8-K reporting the Entry into a Material Definitive Agreement under Item 1.01.

On November 3, 2006, we filed a Current Report on Form 8-K reporting on Other Items under Item 8.01.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQ MICRO INC.
(Registrant)

Date: February 20, 2007	By: /s/ Johnny Christiansen
Johnny Christiansen, President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2007	By: /s/ Robert Rudman
Robert Rudman, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer
and Principal Accounting Officer)