Form 10QSB
period 2007-03-31
IQ Micro Inc.
filed 2007-05-21
CIK 1350041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

(561)514-0118
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2007 the issuer had 50,315,241 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes☐  No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
As of March 31, 2007 and September 30, 2006

	September 30,	March 31,
	2006	2007

ASSETS
Current assets
Cash	$6,473	$1,892
Prepaid expenses	2,500	-

Total current assets	8,973	1,892

Licensed rights, net	255,552	238,884
Deferred finance charges, net	147,681	99,768

Total assets	$412,206	$340,544

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$338,282	$573,075
Accrued interest	95,222	156,172
Accounts payable to parent company	62,255	137,255
License fee payable to parent company	20,280	20,280
Shareholder loan	44,867	93,867

Total current liabilities	560,906	980,649

Long-term liabilities
Secured convertible debenture, net $685,166 and $535,797 discounts	814,834	1,034,203
Beneficial conversion liability	530,187	931,713
Total long-term liabilities	1,345,021	1,965,916

Total liabilities	1,905,927	2,946,565

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value
Authorized 25,000,000 shares none issued and outstanding	-	-
Common stock, $0.0001 par value
Authorized 300,000,000 shares; 50,315,241 issued and outstanding, respectively	5,020	5,031
Additional paid-in capital in excess of par value	214,240	242,311
Deficit accumulated	(17,488)	(17,488)
Deficit accumulated during the development stage	(1,695,493)	(2,835,875)
Total stockholders' deficit	(1,493,721)	(2,606,021)

Total liabilities and stockholders' deficit	$412,206	$340,544

See accompanying notes to financial statements

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE PERIODS FROM JANUARY 1, 2007 TO MARCH 31, 2007, FROM OCTOBER 1, 2006 TO MARCH 31,
2007 AND FROM JUNE 9, 2005 TO MARCH 31, 2007 (Development Stage Period)

	January 1, 2007 to March 31, 2007	October 1, 2006 to March 31, 2007	(Development Stage Period) June 9, 2005 to March 31, 2007

Revenues	$-	$-	$-

Operating expenses
General and administrative	17,861	36,802	157,229
Management and consulting fees	89,907	217,197	847,841
Legal and audit fees	68,235	117,605	574,009
Investor relations	-	47,036	246,370
Loan interest and finance fees	208,767	364,277	890,648
Amortization of license fee	8,334	16,668	61,116
(Gain) loss on fair value adjustments
to beneficial conversion feature	236,607	313,563	(76,674)
Travel	4,114	27,234	135,336
Total expenses	633,825	1,140,382	2,835,875

Net (loss) from operations	(633,825)	(1,140,382)	(2,835,875)

Income taxes	-	-	-

Net (loss)	$(633,825)	$(1,140,382)	$(2,835,875)

(Loss) per weighted average
common share (basic and diluted)	$(0.01)	$(0.02)

Number of weighted average common
Shares outstanding	50,315,241	50,315,241

See accompanying notes to financial statements

IQ MICRO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (unaudited)
FOR THE PERIODS FROM OCTOBER 1, 2004 TO JUNE 8, 2005 AND FROM
JUNE 9, 2005 TO MARCH 31, 2007

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

PRE-DEVELOPMENT STAGE PERIOD

Balance at October 1, 2004	60,377	$6	$1,182	$(14,988)	$(13,800)

Restricted shares issued for services (October 20/04)	25,000,000	2,500	-	-	2,500

Restricted shares issued to settle debt (March 4/05)	13,800,000	1,380	12,420	-	13,800

Net loss: October 1, 2004 to March 31,2005	-	-	-	(2,500)	(2,500)

Balance at March 31, 2005 and June 8, 2005	38,860,377	3,886	13,602	(17,488)	-

DEVELOPMENT STAGE PERIOD

Balance at June 9, 2005	38,860,377	3,886	13,602	(17,488)	-

Cancellation of restricted shares (June 9/05)	(31,330,877)	(3,133)	3,133	-	-

New restricted shares issued (June 9/05)	42,670,000	4,267	(4,267)	-	-

Warrants issued (August 1/05)	-	-	18,060	-	18,060

Warrants issued (August 12/05)	-	-	68,200	-	68,200

Net loss: June 9, 2005 to September 30, 2005	-	-	-	(197,320)	(199,620)

Balance at September 30, 2005 (Restated)	50,199,500	5,020	98,728	(214,808)	(111,060)

Warrants issued (November 30, 2005)	-	-	15,954	-	15,954

Warrants issued (March 29, 2006)			99,558		99,558

Net loss: October 1, 2005 to June 30, 2006	-	-	-	(1,498,173)	(1,498,173)

Balance at September 30, 2006	50,199,500	5,020	214,240	(1,712,981)	(1,493,721)

Net loss: October 1, 2006 to December 31, 2006	-	-	-	(506,557)	(506,557)

Balance at December 31, 2006	50,199,500	5,020	214,240	(2,219,538)	(2,000,278)

Warrants issued (February 15, 2007)	-	-	3,082	-	3,082

Conversion of secured debenture (March 28, 2007)	115,741	11	24,989	-	25,000

Net loss: December 31, 2006 to March 31, 2007	-	-	-	(633,825)	(633,825)

Balance at March 31, 2007	50,315,241	$5,031	$242,311	$(2,853,363)	$(2,606,021)

See accompanying notes to financial statements

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE PERIODS FROM OCTOBER 1, 2006 TO MARCH 31, 2007 AND FROM
JUNE 9, 2005 TO MARCH 31, 2007 (Development Stage Period)

	October 1, 2006 to March 31, 2007	(Development Stage Period) June 9, 2005 to March 31, 2007

Cash flows from operating activities:
Net loss	$(1,140,382)	$(2,835,875)

Items not affecting cash:
Amortization of license fee	16,668	61,116
Amortization of deferred financing costs	47,913	110,232
Amortization of warrants for investor relations	-	68,200
Common stock issued for services	-	(390,235)
Change in fair value of the beneficial conversion feature	313,563	682,391
Amortization of discount on debentures	240,414	240,414
Changes in non-cash working capital:
Prepaid expenses	2,500	-
Trade payables	234,793	573,075
Accrued interest	60,950	156,172

Net cash used in operating activities	(223,581)	(1,334,510)

Cash flows from investing activities:
Purchase of licensed rights	-	(279,720)

Cash flows from financing activites:
Shareholder advance	49,000	93,867
Increase in deferred financing costs	-	(210,000)
Accounts payable to parent company	75,000	137,255
Proceeds from issuance of
secured convertible debentures	95,000	1,595,000
Net cash provided by financing activities	219,000	1,616,122

Net (decrease) increase in cash	(4,581)	1,892

Cash, beginning of period	6,473	-

Cash, end of period	$1,892	$1,892

Supplemental cash flow information:
cash paid during the period:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Acquisition of license through payable to parent	$-	$80,280
Issuance of warrants in exhange for services	$-	$68,200
Issuance of warrants with debentures	$3,082	$136,654

Conversion of debentures	$25,000	$25,000

See accompanying notes to financial statements

IQ MICRO INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements of the company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Financial results for the six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006, as filed with the Securities and Exchange Commission.

NOTE 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company is a Development Stage Corporation and has incurred substantial losses during the development stage period and had a stockholders’ deficit of $2,606,021 at March 31, 2007. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon generating revenues and obtaining additional capital and financing.

The Company is pursuing various alternatives to meet its capital requirements. During the period from June 9, 2005 to March 31, 2007, the Company realized net cash proceeds of $1,616,122 from financing activities, substantially from the issuance of Secured Convertible Debentures. However, there can be no assurance that the Company will be able to continue arranging the capital necessary to meet its requirements until revenues are generated to the level adequate to fund cash outflows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IQ Micro USA, Inc. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as investments in short-term investments with a term to maturity when acquired of three months or less. At September 30, 2006 and March 31, 2007, the Company had no cash equivalents.

Long-Lived Assets

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of September 30, 2006 and March 31, 2007 the Company determined that there was no impairment.

Warrant Valuation

The fair value of the warrants issued is valued using the Black Scholes-Merton methodology without a vesting period. The related expenses are being amortized over the term of the contract.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at September 30, 2006 and March 31, 2007 approximate their fair value because of their relatively short-term nature.

Derivatives

The Company accounts for the conversion feature of the Secured Convertible Debenture issued in a private placement as a derivative under the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. The conversion feature is treated as a liability in the condensed consolidated balance sheet for the periods presented and is recorded at fair value. The change in fair value for each reporting period is recorded as a loan interest and financing expense in the consolidated statements of operations.

Loss Per Common Share

Net loss per common share (basic and diluted) is based on the net loss, divided by the weighted average number of common shares outstanding during each period. Certain common stock equivalents and 1,000,000 shares held in escrow were not included in the calculation of diluted loss per share as their effect would not be dilutive. For the period ended March 31, 2007, there were 28,212,000 anti-dilutive shares excluded from the computation of diluted EPS.

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

Note 3 - Significant Accounting Policies, Continued

Recent Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or financial position.

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

Note 4 - Licensed Rights, Continued

In an agreed-upon amendment to Capital Contribution Agreement prior to September 30, 2005, memorialized on January 12, 2006, the Company was required to pay Osmotex USA $300,000 in cash as an additional payment for the Licensed Rights. At March 31, 2007, the Company had paid $279,720 to Osmotex USA leaving a balance outstanding of $20,280.

The Licensed Rights is carried at cost on the balance sheet less straight-line amortization based on nine years of life remaining on the Osmotex patent that expires in 2015. Amortization expense of the Licensed Rights were $16,668 and $61,116 for the periods from October 1, 2006 to March 31, 2007 and June 9, 2005 to March 31, 2007, respectively.

Estimated annual amortization expense of its intangible Licensed Rights will be as follows for the years ending September 30, 2007 thru 2010 and thereafter:

2007	33,333
2008	33,333
2009	33,333
2010	33,333
2011	33,333
Thereafter	88,887
$255,552

Note 5 - Deferred Income Taxes

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s consolidated financial statements or tax returns. The Company has a substantial net operating loss carry-forward of approximately $615,000 and $2,200,000 at March 31, 2006 and March 31, 2007, respectively. The carry-forwards begin to expire in 2024. The Company has a 100% valuation allowance against net deferred income tax assets due to the uncertainty of their ultimate realization.

Note 6 - Secured Convertible Debentures

On August 12, 2005, the Company closed its first private placement with Cornell Capital Partners, LP (sometimes referred to herein as "Cornell") via the issuance of an 8% Secured Convertible Debenture pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended, for gross proceeds of $500,000. Net cash proceeds from the Secured Convertible Debenture were $430,000. The term of the Secured Convertible Debenture is two years. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on August 12, 2008. Principal and interest on the Secured Convertible Debenture may be converted into an aggregate of up to 9,800,000 shares of common stock by the investor at a conversion price per share equal to the lesser of (a) $0.64 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets"), as quoted by Bloomberg L.P for the five trading days proceeding the conversion date. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price.

Note 6 - Secured Convertible Debentures, Continued

On November 30, 2005, the Company closed its second private placement with Cornell Capital Partners, LP via the issuance of an 8% Secured Convertible Debenture pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended, for gross proceeds of $250,000. Net cash proceeds from the Secured Convertible Debenture were $205,000. The term of the Secured Convertible Debenture is two years. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants which are exercisable at a price of $0.001 per share and which expire on November 30, 2008. The investor has the sole right to convert the principal and interest on the Secured Convertible Debenture into an aggregate of 4,900,000 shares of common stock at the lesser of (a) $0.48 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets") as quoted by Bloomberg L.P for the five trading days proceeding the conversion date. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price.

As part of the second private placement, the Company committed to issue to the same investor another Secured Convertible Debenture in the principal amount of $250,000 to the same investor upon the fulfillment of certain conditions set forth in the Securities Purchase Agreement. The second 8% Secured Convertible Debenture of $250,000 was issued on February 8, 2006 resulting in net proceeds of $225,000. The term of this Secured Convertible Debenture is two years.

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

On March 29, 2006, the Company completed its third private placement with Cornell Capital Partners, LP via the issuance of an 8% Secured Convertible Debenture in the principal amount of $500,000 pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. Net cash proceeds from this Secured Convertible Debenture were $430,000. The term of the Secured Convertible Debenture is three years. In connection with the offering this Secured Convertible Debenture, the Company issued 3,000,000 common stock purchase warrants that are exercisable at a price of $0.30 per share and that expire on March 29, 2011. Principal and interest on the Secured Convertible Debentures may be converted into an aggregate of up to 7,400,000 shares of common stock by the investor at a conversion price per share equal to the lesser of (a) $0.42 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets"), as quoted by Bloomberg L.P for the five trading days proceeding the conversion date. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price. On March 28, 2007, Cornell Capital Partners, LP converted $25,000 of this debenture at a conversion price per share of $0.216 that resulted in the issuance of 115,741 shares.

On February 15, 2007, the Company issued another 8% Secured Convertible Debenture in the principal amount of $95,000 to Cornell Capital Partners. This debenture matures in three years and may be convertible into shares of common stock at a conversion price per share equal to the lesser of (a) $0.35 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTC Bulletin Board or on the exchange on which the common stock is then listed, including the “Pink Sheets”), as quoted by Bloomberg, P.A. for the five (5) trading days immediately preceding the conversion date. In connection with this Secured Convertible Debenture (a) D.P. Martin & Associates (“DPM”) (a stockholder in the Company) pledged 1,000,000 shares of the Company’s common stock owned by DPM; the proceeds from the sale of these shares, if and as liquidated, will reduce the indebtedness under the debenture and will be applied against an obligation due the Company from DPM, (b) the Company’s Chief Financial Officer provided his personal guaranty of up to $25,000; and (c) the Company issued to Cornell Capital Partners, LP 212,000 warrants exercisable at $0.001 per share and with a five year term.

Note 6 - Secured Convertible Debentures, Continued

As of March 31, 2007, the Company had issued five Secured Convertible Debentures to Cornell Capital Partners, LP resulting in the receipt of gross proceeds of $1,595,000 and net proceeds of $1,370,000. The investor has been granted a security interest in the assets of the Company as evidenced by a UCC-1 filing.

The Company must redeem the Secured Convertible Debentures upon maturity. The Company has the right to redeem the Secured Convertible Debentures at any time prior to maturity based on a redemption price of 120% of the face amount plus any accrued interest.

The documents governing the issuance of the Secured Convertible Debentures contain restrictive covenants that among other things limit the Company’s ability to enter into capital transactions. In addition, pursuant to a Second Amended and Restated Investor Registration Rights Agreement with Cornell dated March 29, 2006 (the "March 2006 Registration Rights Agreement") the Company was required, no later than February 28, 2007, to file a registration statement on Form S-1 or Form SB-2 for the resale by Cornell Capital Partners, LP of up to 27,000,000 shares of common stock to be issued upon conversion of four of its Secured Convertible Debentures and Warrants. The Company also entered into a Registration Rights Agreement dated February 15, 2007 with Cornell Capital Partners, LP (the "February 2007 Registration Rights Agreement") which required the Company to file a registration statement with the SEC on or prior to the 30th calendar day following the date that Cornell delivered a written notice requesting the Company to file such registration statement as to share underlying the debenture and warrant issued in February 2007.

The Company has consolidated its securities registration obligations into a demand registration right with Cornell governed by the February 2007 Registration Rights Agreement pursuant to which the Company is obligated to register the Registrable Securities (as defined in the March 2006 and February 2007 Registration Rights Agreement) within 45 days following the date that Cornell delivers written notice requesting the Company to file such registration statement. As of the date of this report, the Company has not received such written notice. The March 2006 Registration Rights Agreement was terminated by the parties as of May 21, 2007. The Company’s failure to file and ensure the effectiveness of the Form SB-2 would constitute an event of default that would require the payment of liquidated damages to Cornell Capital Partners, LP in either a cash amount or shares of our common stock within three (3) business days, after demand therefore, equal to 2% of the liquidated value of all of the Secured Convertible Debentures we issued to Cornell Capital Partners, LP outstanding for each thirty (30) day period from the date we were obligated to file the Form SB-2 or ensure effectiveness thereof, whichever is applicable.

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

The beneficial conversion features relating to the Secured Convertible Debentures are treated as embedded derivatives and is therefore classified as a liability in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The beneficial conversion features were valued using the Black Scholes-Merton methodology. The total discount values assigned to the conversion features at the time of issuances were $1,008,387. As of March 31, 2007, the beneficial conversion features are valued have an aggregate value of $931,713.

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

On August 12, 2005, the Company consummated its first private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on August 12, 2008. The fair value of the warrants was established at $18,060 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture. For the six months ended March 31, 2007, $3,010 was included in interest expense with a deferred balance outstanding of $8,528.

On November 30, 2005, the Company consummated its second private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $250,000. In connection with the offering of this Secured
Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on November 30, 2008. The fair value of the warrants was established at $15,954 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture. For the six months ended March 31, 2007, $2,659 was charged to interest expense with a deferred balance outstanding of $8,863.

On March 29, 2006, the Company consummated its third private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering, the Company issued 3,000,000 common share purchase warrants that are exercisable at a price of $0.30 per share and that expire on March 29, 2011. The fair value of the warrants was established at $99,558 using the Black Scholes - Merton methodology without a vesting period. The value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture at $2,766 per month. For the six months ended March 31, 2007 $16,593 was charged to interest expense and the balance of the discount was $66,371.

On February 15, 2007, the Company consummated its fourth private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $95,000. In connection with the offering, the Company issued 212,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on February 15, 2012. The fair value of the warrants was established at $3,082 using the Black Scholes - Merton methodology without a vesting period. The value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture at $51 per month. For the six months ended March 31, 2007 $51 was charged to interest expense and the balance of the discount was $3,031.

Of the total warrant values of $136,653, $23,496 was expensed during the six months ended March 31, 2007 and $86,793 is included in the accompanying balance sheet as a discount to the convertible debt at March 31, 2007.

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

On December 30, 2005 the Company amended the Financing and Listing Agreement to extend the December 31, 2005 deadline to April 30, 2006. Subsequent to March 31, 2006 the agreement was further extended to September 30, 2006. As stated in Note 6, the 1,000,000 shares in escrow were transferred to Cornell Capital Partners as additional security pledged in respect to the February 15, 2007 Secured Convertible Debenture.

Note 8 - Related Party Transactions

Management Agreements

The Company is party to a Management Agreement, dated May 1, 2005, with D.P. Martin & Associates, Inc., a Florida financial advisory firm. In that agreement, the Company engaged and appointed Robert Rudman, an employee of D.P. Martin & Associates, Inc., as its Chief Financial Officer. Mr. Rudman is also one of the Company's directors. IQ USA pays a $10,000 monthly management fee to D.P. Martin & Associates, Inc. Mr. Rudman is a Canadian Chartered Accountant and a Canadian citizen. Mr. Rudman's H-1B work authorization status was granted with D.P. Martin & Associates, Inc. For the six months ended March 31, 2007 the Company has accrued $60,000 in management fees payable to D.P. Martin & Associates, Inc.

The Company is party to a Management Agreement, dated October 1, 2005, with Visionaire AS. In that agreement, the Company engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire AS, as its Chief Executive Officer. Mr. Christiansen is also one of the Company’s directors. In addition, he serves as a director of Osmotex. Mr. Christiansen performs management services for the Company in his capacity as Chief Executive Officer from Norway and also performs management services for IQ USA, for which he is paid up to $8,000 in a monthly management fee. Mr. Christiansen is also a director of Osmotex. For the six months ended March 31, 2007 the Company has accrued $27,700 in management fees payable to Visionaire, AS.

On March 1, 2006, the Company entered into a second Management Agreement with Visionaire AS. In that agreement, the Company engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire AS, as its Chief Operations Officer. Mr. Lislien performs management services for the Company in his capacity as Chief Operations Officer from Norway and also performs management services for IQ USA which pays his $10,000 monthly management fee. For the six months ended March 31, 2007, the Company has accrued $61,800 in management fees payable to Visionaire, AS.

Lease Agreements

The Company is a party to a verbal lease agreement with D.P. Martin & Associates Inc. Under this arrangement, the Company leases one executive office including administrative support services in West Palm Beach, Florida at a monthly cost of $2,500. For the six months ended March 31, 2007, the Company has accrued the rental expense payable to D.P. Martin & Associates.

The Company is also a party to a verbal lease agreement with Visionaire AS. Under this arrangement, the Company leases two executive offices including administrative support in Horten, Norway at a monthly cost of $1,600. For the six months ended March 31, 2007, the Company has accrued the rental expense payable to Visionaire AS.

On January 12, 2006, the Company entered into an Amendment to Capital Contribution Agreement with Osmotex USA whereby the Company memorialized its agreement to pay the $300,000 License Fee to Osmotex, as partial consideration for the Licensed Rights, in addition to the Company’s issuance of the 42,760,000 common stock shares to Osmotex USA. As of March 31, 2007, the Company has paid $279,720 of this amount.

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

Note 9 - Subsequent Event

On May 15, 2007, Cornell Capital Partners, LP converted $45,000 of its March 29, 2006 debenture at a conversion price per share of $0.096 that resulted in the issuance of 468,750 shares.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB for fiscal year ended September 30, 2006.

FORWARD-LOOKING STATEMENTS

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

All forward-looking statements, by their nature, are subject to risks and uncertainties, and no assurance is given that these events will occur. Our actual future results may differ materially from those set forth in our forward-looking statements.

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

GENERAL

Plan of Operation

This Plan of Operation summarizes the significant factors affecting our plan of operation for the next 12 months. This Plan of Operation should be read in conjunction with our condensed consolidated financial statements and notes.

In the Plan of Operation, we refer to the period October 1, 2004 through June 8, 2005 as the “Pre-operations Period” and the time period of June 9, 2005 through March 31, 2007 as the “Development Stage Period.”

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

Discussion of Cash Requirements and Financial Plan

During our Development Stage Period, we completed five private placements with Cornell Capital Partners, LP consisting of 8% Secured Convertible Debentures  (collectively, the "Secured Convertible Debentures") pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. These private placements to one accredited investor resulted in gross proceeds to us of $1,595,000 and net proceeds of $1,370,000.

Cornell Capital Partners, LP Private Placements
Closing Date	Gross Proceeds
August 12, 2005	$500,000
November 30, 2005	$250,000
February 8, 2006	$250,000
March 29, 2006	$500,000
February 15, 2007	$95,000

Of the total net proceeds of $1,370,000 received as at March 31, 2007, approximately $280,000 has been paid to Osmotex as partial payment for the purchase of the Licensing Rights and approximately $1,088,000 has been required for operating activities during the Development Stage Period. As a result, we had approximately $2,000 in cash as of March 31, 2007. We had approximately $1,000 in cash as of April 30, 2007. We also had total current liabilities of approximately $980,000 as of March 31, 2007. We had total current liabilities of approximately $1,000,000 as of April 30, 2007. We have not generated revenue during the Development Stage Period.

The following schedule is our estimate of operating expenses for the 12 months ending March 31, 2008. These estimates are based on our actual experience during the past 12 months. These estimates do not include up to approximately $135,000 in potential interest expense related to the five Secured Convertible Debentures issued to Cornell Capital Partners, LP that would be due if Cornell Capital Partners, LP does not exercise its right to convert the Secured Convertible Debentures into shares of our common stock. The schedule is only an estimate and actual expenses may be greater due to a number of factors as described in the “Risk Factors” section and in the Introductory Note.

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

We are simultaneously pursuing the following alternatives with respect to obtaining additional capital:

•
We are in active discussions with potential sub-sub-licensees and we anticipate the successful negotiation of our first licensing agreement to be completed by September 30, 2007. The revenue to be generated by this sub-sub-license will take the form of a licensing fee plus royalties. The licensing fee will vary depending on the application, the target market and the territory. Current discussions with potential sub-sub-licensees involve licensing fees in the $500,000 to $1 million range and royalties in the 7% - 10% range.

•
A second potential source of capital involves a financial commitment from D.P. Martin & Associates Inc. (“D.P. Martin”). In connection with the June 9, 2005 Capital Contribution Agreement, we entered into a Financing and Listing Agreement with Osmotex USA and D.P. Martin that obligated D.P. Martin to locate at least $500,000 in external financing for us by December 31, 2005. Subsequent to March 31, 2006, the agreement was further extended to September 30, 2006. Pursuant to the Financing and Listing Agreement, D.P. Martin (1) assisted us in establishing Osmotex USA’s approximate 85% of our outstanding common stock and (2) placed 1,000,000 shares of our common stock beneficially owned by D.P. Martin into escrow to be released when it fulfils its financing commitment under the Financing and Listing Agreement. These 1,000,000 shares have been released from this escrow and have been pledged to Cornell Capital in connection with our February 2007 $95,000 Debenture. By March 31, 2007, D.P. Martin had advanced approximately $94,000 to the Company as a shareholder loan. Additional advances are being arranged by D.P. Martin and the objective is to arrange the total $500,000 in funding.

We are continuing to seek additional financing to meet our working capital needs and other elements of our business plan although we have no commitments for new financing. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing these or any other financings at the minimum level necessary to fund our working capital requirements or to complete our development plan or at all. If we are unsuccessful in completing these financings we will not be able to fund our working capital requirements or execute our business plan, we will run out of cash and have to substantially reduce or curtail the development of our projects.

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

Going Concern

We have incurred recurring operating losses and at March 31, 2007, we had an accumulated deficit during the Pre-Development Period of $17,488, an accumulated deficit during the Development Stage Period of $2,835,875 and a working capital deficit of $978,757. During the Development Stage Period, we used cash of $1,334,510 in operating activities. During the Development Stage Period, we realized net proceeds of $1,370,000 from four Secured Convertible Debenture financings to fund our operations. We cannot assure that we can arrange future financings.

Our condensed consolidated financial statements have been prepared on the “going concern” basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these condensed consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

General

We have no revenues from our current operations, our operations during the development stage through March 31, 2007 have not generated a profit, and we have relied on, and will continue to rely on, significant external financing to fund our operations.

During the fiscal year ended September 30, 2006, and through the date of this report our financing came primarily from the sale of convertible debentures totaling $1,595,000 in gross proceeds and $1,370,000 in net proceeds. During the quarter ended March 31, 2007 we closed on $95,000 in gross proceeds from the sale of our convertible debentures. We will need to raise at least approximately $1.2 million in additional capital to finance operations and other expenses through March 31, 2008 excluding potential interest expense related to our secured convertible debenture financings.

We generated a net loss of $1,140,382 during the six months ended March 31, 2007 and a cumulative loss of $2,780,875 during the development stage.

We are continuing to seek additional financing to meet our working capital needs, debt repayment requirements, and other elements of our business plan. We expect that operating and development expenses will increase significantly as we continue to implement our plan. No assurance can be given that we will be successful in completing any financings at the minimum level necessary to fund our working capital requirements, debt repayment requirements, or to complete our development plan or at all. If we are unsuccessful in obtaining new financings, we will not be able to fund our working capital requirements, meet debt repayment requirements, or execute our business plan, we will run out of cash and have to substantially reduce or curtail the developments of our project. In such case we will assess all available alternatives including a sale of our assets or merger, the suspension of operations and possibly liquidation, auction, bankruptcy, or other measures. Any of these events will be materially harmful to our business and may result in a lower stock price.

We will need to raise additional capital to fund our anticipated future development. No financing commitments for further capital needs have been obtained as of the date of this report except as noted above in “Plan of Operation - Discussion of Cash Requirements and Financial Plan”, however there is no assurance that we will obtain financing from some sources or from any other sources. There can be no assurance that the Company’s financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Financing Transactions

See “Plan of Operation - Discussion of Cash Requirements and Financial Plan” above for a general description of our most recent financing transactions resulting in a gross proceeds of $1,595,000 and net proceeds of $1,370,000. See also the Notes to the financial statements included with this report.

Liquidity and Financial Condition

At March 31, 2007, we had $1,892 in cash. Total liabilities at March 31, 2007 were $2,946,565 consisting of total current liabilities in the aggregate amount of $980,649 and total long term liabilities in the amount of $1,965,916. At March 31, 2007, assets included $238,884 of net licensed rights and $99,768 of net deferred finance charges. As of March 31, 2007 our working capital deficit was $978,757. We expect to incur substantial operating losses as we continue our development efforts. As of March 31, 2007, the accounts payable to our parent company was $137,255. Subsequent to that date, we received a $30,000 cash transfer from our parent company. These funds were used for working capital purposes.

Results of Operations-Six Months Ended March 31, 2007

Revenues

The Company generated no revenues during the six months ended March 31, 2007 and has generated no revenues during the development stage period to date of June 9, 2005 to March 31, 2007.

General and Administrative Expenses

General and administrative expenses during the six months ended March 31, 2007 were $36,802.

Management and Consulting Fees

Management and consulting fees were $217,197 during the six months ended March 31, 2007.

Legal and Audit Fees

Legal and audit fee expenses during the six months ended March 31, 2007 were $117,605.

Total Expenses; Net Loss to Common Shareholders

Total expenses were $1,140,382 for the six months ended March 31, 2007. Net loss to common shareholders was $1,140,382 or $0.02 per share for the six months ended March 31, 2007.

Accumulated Deficit

During the development stage period through March 31, 2007, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2007, our accumulated deficit during the development stage was $2,853,363.

RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTANTIES ACTUALLY OCCURS OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

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

Although our predecessor company was formed in March 1996, we commenced operations in June 2005 and are currently considered a development stage company. We have not generated any revenues from operations during the period of June 9, 2005 through March 31, 2007. During the period of June 9, 2005 through March 31, 2007, we incurred net losses of $2,835,875. Our future operations may never be profitable. We have a very limited operating history upon which to base an evaluation of our prospective operations or results. As a result, we may have difficulty in accurately predicting revenues or costs of operations for budgeting and planning purposes. This could result in unexpected fluctuation in our future results of operations and other difficulties, any of which could make it difficult for us to achieve or maintain profitability and could increase the volatility of our common stock. Our revenues and profits, if any, will depend upon various factors, including whether our sub-sub-licensing business strategy can be completed and whether Osmotex’s microfluidics technology will achieve market acceptance. We may not achieve our business objectives and the failure to achieve our goals would have an adverse impact on us. Similarly, prospective investors will not be able to review past operations as a gauge to evaluate our management’s execution, our ability to implement our business plan, the effectiveness of our financial controls or other salient information.

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

We are required to raise additional capital from the sale of debt or equity securities in order to implement our business plan. Our management projected that a total capital investment of $2,000,000 was required to fund our business plan for the year ended September 30, 2006 by which time it was projected that we would begin earning initial licensing fees. Projected revenue stream was anticipated to commence by September 30, 2006. However, we have not generated any revenue by March 31, 2007 and we are required to arrange additional capital to fund our operating expenses.

The capital requirement of $2,000,000 has been arranged with two funding sources. To date, we have completed five separate financings with Cornell Capital Partners, LP, totaling gross proceeds of $1,595,000. Those financings took place in August 2005, November 2005, February 2006, March 2006 and February 2007. In addition, we have a commitment from D.P. Martin, a Florida based financial advisory firm representing several existing shareholders, to arrange at least $500,000 in external financing for us no later than September 30, 2006. D.P. Martin has placed 1,000,000 shares of our common stock into escrow as security against this commitment. These 1,000,000 shares have been released from this escrow and have been pledged to Cornell Capital in connection with our February 2007 $95,000 Debenture. As at March 31, 2007, D.P. Martin had advanced the Company approximately $94,000 in cash and additional advances are being arranged.

We are currently seeking additional financing but we may be unable to raise those additional funds on terms acceptable to us, if at all. Our inability to obtain additional capital may reduce our ability to continue to conduct business operations, and it may possibly force us to evaluate a sale or liquidation of our assets, if any. Any future financing may involve substantial dilution to existing investors.

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

Restrictive covenants in our Securities Purchase Agreements and Secured Convertible Debentures could adversely affect our business by limiting our operating and strategic flexibility.

The Securities Purchase Agreements, Secured Convertible Debentures, and Security Agreements governing our outstanding indebtedness contain restrictive covenants that limit our ability to:

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

Our subsidiary and we may be able to incur substantial additional indebtedness in the future. The terms of the Securities Purchase Agreements, Secured Convertible Debentures and Security Agreements limit but do not fully prohibit our subsidiary or us from incurring additional indebtedness. If new debt is added to our or our subsidiary’s current debt levels, the related risks that we now face could intensify.

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

The trading market for our common stock on the OTC-BB has been thin and sporadic. As a result, transactions in our shares may reflect the vagaries of a particular circumstance and are less likely to reflect our intrinsic value. Moreover, the quotations for our common stock for such trades as exists may reflect inter-dealer prices, and may not necessarily represent actual transactions. In the event a regular public trading market does not develop, any investment in our common stock would remain highly illiquid. Accordingly, you may not be able to sell your shares readily.

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

We may be unable to comply with changing laws, regulations and standards related to corporate governance and public disclosure.

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

We incur substantial costs as a result of being a fully reporting company with the SEC.

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

Our shares of common stock trade at a price that would classify them as “penny stock.”

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

As of the date of this Report, we had 50,315,241 shares of our common stock issued and outstanding. As of the date of this Report, we had issued an aggregate principal amount of Secured Convertible Debentures and 3,662,000 Warrants. The conversion of the Secured Convertible Debentures, the exercise of the Warrants, or the issuance and conversion or exercise of any other convertible security, including any convertible preferred stock and any stock options we grant to Robert Rudman, Johnny Christiansen or anyone else, would further dilute your percentage equity ownership interest and voting power. The Secured Convertible Debentures may be converted into up to approximately 5.7 million shares of our common stock (with this number varying depending on the trading price of our common stock) by Cornell Capital Partners, LP at conversion prices per share as stated in this Report. On March 28, 2007, Cornell Capital Partners, LP converted $25,000 of this debenture at a conversion price per share of $0.216 that resulted in the issuance of 115,741 shares and on May 15, 2007, Cornell Capital Partners, LP converted $45,000 of its March 29, 2006 debenture at a conversion price per share of $0.096 that resulted in the issuance of 468,750 shares.

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

ITEM 3. Controls and Procedures

As of March 31, 2007, an evaluation was carried out under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2007 or subsequent to the date of the evaluation by management.

Part II

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2007, Cornell Capital Partners, LP converted $25,000 of the March 29, 2006 8% Secured Convertible Debenture at a conversion price per share of $0.216 that resulted in the issuance of 115,741 shares of the Company's common stock in reliance upon an exemption from securities registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) EXHIBITS. The following exhibits are filed as part of this Report or incorporated herein by reference:

Exhibit No.	Description	Location
2.1	Plan of Merger Enclave Products, Ltd. by and between Enclave Products, Ltd., a Colorado corporation, and Enclave Products, Ltd., a Colorado corporation, dated as of March 29, 2004.	(2)
3.1	Articles of Incorporation and amendments thereto.	(2)
3.2	Bylaws and amendments thereto.	(2)

10.1	Letter Agreement by and between Osmotex AS and Centre Suisse d’Electronique at de Microtechnique SA, dated as of April 11, 2005.	(2)
10.2	Management Agreement between IQ Micro Inc. and D.P. Martin & Associates Inc., effective as of May 1, 2005.	(2)
10.3	Capital Contribution Agreement by and among IQ Medical Corp. and Osmotex USA, Inc., entered into on June 9, 2005.	(2)
10.4	Financing and Listing Agreement by and among IQ Medical Corp., Osmotex USA, Inc. and D.P. Martin & Associates, Inc., entered into on June 9, 2005.	(2)
10.5	Description of Verbal Lease Agreement by and between IQ Micro Inc. and D.P. Martin & Associates, Inc., effective July 1, 2005.	(2)
10.6	Description of Verbal Lease Agreement by and between IQ Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective August 1, 2005.	(2)
10.7	Letter Agreement between Hawk Associates, Inc. and IQ Micro, Inc. for investor relations and financial media relations services, made as of August 1, 2005.	(2)
10.8	Escrow Agreement by and among IQ Medical Corp. and David Gonzalez, Esq., made and entered into as of August 12, 2005.	(2)
10.9	Investor Registration Rights Agreement by and among IQ Medical Corp. and Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.10	Secured Convertible Debenture issued by IQ Medical Corp. to Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.11	Securities Purchase Agreement by and among IQ Medical Corp. and Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.12	Security Agreement by and between IQ Medical Corp. and Cornell Capital Partners, LP, entered into and made effective on August 12, 2005.	(2)
10.13	Warrant issued by IQ Medical Corp. to Cornell Capital Partners, LP, dated as of August 12, 2005.	(2)
10.14	Agreement by and between Osmotex AS and Centre Suisse d’Electronique at de Microtechnique SA for office space, lab usage, lab and research and development support, dated as of September 1, 2005.	(2)
10.15	Letter Agreement between Hawk Associates, Inc. and IQ Micro Inc. for website design, construction, delivery and maintenance, entered into as of September 1, 2005.	(2)
10.16	Management Agreement between I.Q. Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective as of October 1, 2005.	(2)
10.17	Amended and Restated Investor Registration Rights Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.18	Amended and Restated Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, entered into and made effective on November 30, 2005.	(2)
10.19	Escrow Agreement by and among IQ Micro Inc. and David Gonzalez, Esq., made and entered into as of November 30, 2005.	(2)
10.20	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.21	Securities Purchase Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.22	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of November 30, 2005.	(2)
10.23	Amendment to Financing and Listing Agreement by and among IQ Micro Inc., Osmotex USA, Inc. and D.P. Martin & Associates, Inc., entered into on December 30, 2005.	(2)
10.24	Amended and Restated Technology License Agreement by and among IQ Micro Inc., Osmotex AS and Osmotex USA, Inc. entered into on January 12, 2006.	(2)

10.25	Amendment to Capital Contribution Agreement by and between IQ Micro Inc. and Osmotex USA, Inc., dated as of January 12, 2006.	(2)
10.26	Management Agreement between I.Q. Micro Inc. and Jochri Consult AS (now Visionaire Consult AS), effective as of March 1, 2006.	(2)
10.27	Second Amended and Restated Investor Registration Rights Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.28	Second Amended and Restated Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, entered into and made effective on March 29, 2006.	(2)
10.29	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.30	Securities Purchase Agreement by and among IQ Micro Inc. and Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.31	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of March 29, 2006.	(2)
10.32	Securities Purchase Agreement by and between IQ Micro Inc. and Cornell Capital Partners, L.P., dated as of February 15, 2007	(3)
10.33	Secured Convertible Debenture issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.34	Registration Rights Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.35	Security Agreement by and between IQ Micro Inc. and Cornell Capital Partners, LP, entered into and made effective on February 15, 2007	(3)
10.36	Warrant issued by IQ Micro Inc. to Cornell Capital Partners, LP, dated as of February 15, 2007	(3)
10.37	Pledge and Escrow Agreement by and among IQ Micro Inc., D.P. Martin & Associates, Inc., Cornell Capital Partners, LP, and David Gonzalez, Esq. (as escrow agent), dated as of February 15, 2007	(3)
10.38	Waiver and Agreement by and between IQ Micro Inc. and Cornell Capital Partners, L.P., dated May 21, 2007	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed herewith.

(2)	Filed as an exhibit to our Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 17, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to our Report on Form 10-KSB filed with the Securities Exchange Commission on February 16, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQ MICRO INC.
(Registrant)

Date: May 21, 2007	By:	/s/ Johnny Christiansen
Johnny Christiansen, President and Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2007	By:	/s/ Robert Rudman
Robert Rudman, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)