Form 10QSB
period 2007-06-30
IQ Micro Inc.
filed 2007-08-14
CIK 1350041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEDINGS
DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2007 the issuer had 51,223,991 shares of common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
As of June 30, 2007 and September 30, 2006

ASSETS

	September 30,	June 30,
	2006	2007

Current assets
Cash	$6,473	$4,193
Prepaid expenses	2,500	-

Total current assets	8,973	4,193

Licensed rights, net	255,552	230,550
Deferred finance charges, net	147,681	75,185

Total assets	$412,206	$309,928

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Trade payables	$338,282	$407,955
Accrued interest	95,222	188,072
Accounts payable to parent company	62,255	395,515
License fee payable to parent company	20,280	20,280
Shareholder loan	44,867	93,867

Total current liabilities	560,906	1,105,689

Long-term liabilities
Secured convertible debenture, net $685,166 and $402,704 discounts	814,834	1,122,296
Beneficial conversion liability	530,187	675,000
Total long-term liabilities	1,345,021	1,797,296

Total liabilities	1,905,927	2,902,985

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value
Authorized 25,000,000 shares none issued and outstanding	-	-
Common stock, $0.0001 par value
Authorized 300,000,000 shares; 50,199,500 and 51,223,991 issued and outstanding, respectively	5,020	5,122
Additional paid-in capital in excess of par value	214,240	342,820
Deficit accumulated	(17,488)	(17,488)
Deficit accumulated during the development stage	(1,695,493)	(2,923,511)
Total stockholders' deficit	(1,493,721)	(2,593,057)

Total liabilities and stockholders' deficit	$412,206	$309,928

See accompanying notes to the condensed consolidated financial statements

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
FOR THE PERIODS FROM APRIL 1, 2007 TO JUNE 30, 2007, FROM OCTOBER 1, 2006 TO JUNE 30, 2007 AND FROM JUNE 9, 2005 TO JUNE 30, 2007 (Development Stage Period)

			(Development Stage Period)
	April 1, 2007 to June 30, 2007	October 1, 2006 to June 30, 2007	June 9, 2005 to June 30, 2007

Revenues	$-	$-	$-

Operating expenses
General and administrative	30,973	67,775	188,202
Management and consulting fees	102,000	319,197	949,841
Legal and audit fees	8,199	125,804	582,208
Investor relations	0	47,036	246,370
Loan interest and finance fees	189,576	553,853	1,080,224
Amortization of license fee	8,334	25,002	69,450
(Gain) loss on fair value adjustments
to beneficial conversion feature	(256,713)	56,850	(333,387)
Travel	5,267	32,501	140,603
Total expenses
before taxes	87,636	1,228,018	2,923,511
Net loss from operations before income taxes	(87,636)	(1,228,018)	(2,923,511)

Income taxes	0	0	0

Net (loss)	$(87,636)	$(1,228,018)	$(2,923,511)

(Loss) per weighted average
common share (basic and diluted)	($0.00)	$(0.02)

Number of weighted average common
Shares outstanding	51,223,991	51,223,991

See accompanying notes to the condensed consolidated financial statements

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (unaudited)
FOR THE PERIODS FROM OCTOBER 1, 2004 TO JUNE 8, 2005 AND FROM
JUNE 9, 2005 TO JUNE 30, 2007

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

PRE-DEVELOPMENT STAGE PERIOD

Balance at October 1, 2004	60,377	$6	$1,182	$(14,988)	$(13,800)

Restricted shares issued for services (October 20/04)	25,000,000	2,500	-	-	2,500

Restricted shares issued to settle debt (March 4/05)	13,800,000	1,380	12,420	-	13,800

Net loss: October 1, 2004 to March 31,2005	-	-	-	(2,500)	(2,500)

Balance at March 31, 2005 and June 8, 2005	38,860,377	3,886	13,602	(17,488)	-

DEVELOPMENT STAGE PERIOD

Balance at June 9, 2005	38,860,377	3,886	13,602	(17,488)	-

Cancellation of restricted shares (June 9/05)	(31,330,877)	(3,133)	3,133	-	-

New restricted shares issued (June 9/05)	42,670,000	4,267	(4,267)	-	-

Warrants issued (August 1/05)	-	-	18,060	-	18,060

Warrants issued (August 12/05)	-	-	68,200	-	68,200

Net loss: June 9, 2005 to September 30, 2005	-	-	-	(197,320)	(199,620)

Balance at September 30, 2005	50,199,500	5,020	98,728	(214,808)	(111,060)

Warrants issued (November 30, 2005)	-	-	15,954	-	15,954

Warrants issued (March 29, 2006)			99,558		99,558

Net loss: October 1, 2005 to September 30, 2006	-	-	-	(1,498,173)	(1,498,173)

Balance at September 30, 2006	50,199,500	5,020	214,240	(1,712,981)	(1,493,721)

Net loss: October 1, 2006 to December 31, 2006	-	-	-	(506,557)	(506,557)

Balance at December 31, 2006	50,199,500	5,020	214,240	(2,219,538)	(2,000,278)

Warrants issued (February 15, 2007)	-	-	3,082	-	3,082

Conversion of secured debenture (March 28, 2007)	115,741	11	24,989	-	25,000

Net loss: January 1, 2007 to March 31, 2007	-	-	-	(633,825)	(633,825)

Balance at March 31, 2007	50,315,241	5,031	242,311	($2,853,363)	($2,606,021)

Restricted shares issued to settle debt (June 11, 2007)	440,000	44	55,556	-	55,600

Conversion of secured debenture (May 15, 2007)	468,750	47	44,953	-	45,000

Net loss: April 1, 2007 to June 30, 2007	-	-	-	(87,636)	(87,636)

Balance at June 30, 2007	51,223,991	5,122	342,820	(2,940,999)	(2,593,057)

See accompanying notes to the condensed consolidated financial statements

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
FOR THE PERIODS FROM OCTOBER 1, 2006 TO JUNE 30, 2007 AND FROM
JUNE 9, 2005 TO JUNE 30, 2007 (Development Stage Period)

		(Development Stage Period)
	October 1, 2006 to June 30, 2007	June 9, 2005 to June 30, 2007

Cash flows from operating activities:
Net loss	$(1,228,018)	$(2,923,511)

Items not affecting cash:
Amortization of license fee	25,002	69,450
Amortization of deferred financing costs	72,496	134,815
Amortization of warrants for investor relations	-	68,200
Common stock issued for services	-	-
Change in fair value of the beneficial conversion feature	56,850	(333,385)
Amortization of discount on debentures	373,507	742,335
Changes in non-cash working capital:
Prepaid expenses	2,500	-
Trade payables	125,273	463,555
Accrued interest	92,850	188,072

Net cash used in operating activities	(479,540)	(1,590,469)

Cash flows from investing activities:
Purchase of licensed rights	-	(279,720)

Cash flows from financing activites:
Shareholder advance	49,000	93,867
Increase in deferred financing costs	-	(210,000)
Accounts payable to parent company	333,260	395,515
Proceeds from issuance of
secured convertible debentures	95,000	1,595,000
Net cash provided by financing activities	477,260	1,874,382

Net (decrease) increase in cash	(2,280)	4,193

Cash, beginning of period	6,473	-

Cash, end of period	$4,193	$4,193

Supplemental cash flow information:
cash paid during the period:
Interest	-	-
Income taxes	-	-
Non-cash investing and financing activities:
Acquisition of license through payable to parent	-	80,280
Issuance of warrants in exhange for services	-	68,200
Issuance of warrants with debentures	3,082	136,654
Shares issued to satisfy A/P	55,600	55,600
Conversion of debentures	$70,000	$70,000

See accompanying notes to the condensed consolidated financial statements

IQ MICRO INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIODS FROM OCTOBER 1, 2006 TO JUNE 30, 2007 AND FROM
JUNE 9, 2005 TO JUNE 30, 2007 (Development Stage Period)

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all the adjustments (which are of a normal recurring nature) necessary for a fair presentation. Financial results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements and the footnotes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006, as filed with the Securities and Exchange Commission.

NOTE 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company is a Development Stage Corporation and has incurred substantive losses during the development stage period and had a stockholders’ deficit of $2,593,057 at June 30, 2007. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon generating revenues and obtaining additional capital and financing.

The Company is pursuing various alternatives to meet its capital requirements. During the period from June 9, 2005 to June 30, 2007, the Company realized net cash proceeds of $1,874,382 from financing activities, substantially from the issuance of Secured Convertible Debentures. However, there can be no assurance that the Company will be able to continue arranging the capital necessary to meet its requirements until revenues are generated to the level adequate to fund cash outflows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Significant Accounting Policies

Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IQ Micro USA, Inc. All inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company defines cash and cash equivalents as investments in short-term investments with a term to maturity when acquired of three months or less. At September 30, 2006 and June 30, 2007, the Company had no cash equivalents.

Long-Lived Assets
The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. As of September 30, 2006 and June 30, 2007 the Company determined that there was no impairment.

Warrant Valuation
The fair value of the warrants issued is valued using the Black Scholes-Merton methodology without a vesting period. The related expenses are being amortized over the term of the contract.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses at September 30, 2006 and June 30, 2007 approximate their fair value because of their relatively short-term nature.

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

Loss Per Common Share
Net loss per common share (basic and diluted) is based on the net loss, divided by the weighted average number of common shares outstanding during each period. Certain common stock equivalents and 1,000,000 shares held in escrow were not included in the calculation of diluted loss per share as their effect would not be dilutive. For the 3- and 9-month periods ended June 30, 2007, there were 28,212,000 anti-dilutive shares excluded from the computation of diluted EPS.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to faciliate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

Note 4 - Licensed Rights, Continued

In an agreed-upon amendment to Capital Contribution Agreement prior to September 30, 2005, memorialized on January 12, 2006, the Company was required to pay Osmotex USA $300,000 in cash as an additional payment for the Licensed Rights. At June 30, 2007, the Company had paid $279,720 to Osmotex USA leaving a balance outstanding of $20,280.

The Licensed Rights is carried at cost on the balance sheet less straight-line amortization based on nine years of life remaining on the Osmotex patent that expires in 2015. Amortization expense of the Licensed Rights were $16,668 and $69,450 for the periods from October 1, 2006 to June 30, 2007 and June 9, 2005 to June 30, 2007, respectively.

Estimated annual amortization expense of its intangible Licensed Rights will be as follows for the years ending September 30, 2007 thru 2010 and thereafter:

2007	33,333
2008	33,333
2009	33,333
2010	33,333
2011	33,333
Thereafter	88,887
$255,552

Note 5 - Secured Convertible Debentures

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

Note 5 - Secured Convertible Debentures, Continued

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

On March 29, 2006, the Company completed its third private placement with Cornell Capital Partners, LP via the issuance of an 8% Secured Convertible Debenture in the principal amount of $500,000 pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933, as amended. Net cash proceeds from this Secured Convertible Debenture were $430,000. The term of the Secured Convertible Debenture is three years. In connection with the offering this Secured Convertible Debenture, the Company issued 3,000,000 common stock purchase warrants that are exercisable at a price of $0.30 per share and that expire on March 29, 2011. Principal and interest on the Secured Convertible Debentures may be converted into an aggregate of up to 7,400,000 shares of common stock by the investor at a conversion price per share equal to the lesser of (a) $0.42 or (b) an amount equal to 80% of the lowest closing bid price of the common stock (on the OTCBB or on the exchange which the common stock is then listed, including the "Pink Sheets"), as quoted by Bloomberg L.P for the five trading days proceeding the conversion date. The number of shares of common stock issuable upon conversion equals the quotient obtained by dividing the outstanding amount of the Secured Convertible Debenture to be converted by the conversion price. On March 28, 2007, Cornell Capital Partners, LP converted $25,000 of this debenture at a conversion price per share of $0.216 that resulted in the issuance of 115,741 shares. In addition, on May 15, 2007, Cornell Capital Partners, LP converted $45,000 of this debenture at a conversion price per share of $0.096 that resulted in the issuance of 468,750 shares.

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

Note 5 - Secured Convertible Debentures, Continued

As of June 30, 2007, the Company had issued five Secured Convertible Debentures to Cornell Capital Partners, LP resulting in the receipt of gross proceeds of $1,595,000 and net proceeds of $1,370,000. The investor has been granted a security interest in the assets of the Company as evidenced by a UCC-1 filing.

The Company must redeem the Secured Convertible Debentures upon maturity. The Company has the right to redeem the Secured Convertible Debentures at any time prior to maturity based on a redemption price of 120% of the face amount plus any accrued interest.

The documents governing the issuance of the Secured Convertible Debentures contain restrictive covenants that among other things limit the Company’s ability to enter into capital transactions. In addition, pursuant to a Second Amended and Restated Investor Registration Rights Agreement with Cornell dated March 29, 2006 (the “March 2006 Registration Rights Agreement”) the Company was required, no later than February 28, 2007, to file a registration statement on Form S-1 or Form SB-2 for the resale by Cornell Capital Partners, LP of up to 27,000,000 shares of common stock to be issued upon conversion of four of its Secured Convertible Debentures and Warrants. The Company also entered into a Registration Rights Agreement dated February 15, 2007 with Cornell Capital Partners, LP (the “February 2007 Registration Rights Agreement”) which required the Company to file a registration statement with the SEC on or prior to the 30th calendar day following the date that Cornell delivers a written notice requesting the Company to file such registration statement as to the shares underlying the debenture and warrants issued in February 2007.

The Company has consolidated its securities registration obligations into a demand registration right with Cornell governed by the February 2007 Registration Rights Agreement pursuant to which the Company is obligated to register the Registrable Securities (as defined in the March 2006 and February 2007 Registration Rights Agreement) within 45 days following the date that Cornell delivers written notice requesting the Company to file such registration statement. As of the date of this report, the Company has not received such written notice. The March 2006 Registration Rights Agreement was terminated by the parties as of May 21, 2007. The Company’s failure to file and ensure the effectiveness of the Form SB-2 would constitute an event of default that would require the payment of liquidated damages to Cornell Capital Partners, LP in either a cash amount or shares of the common stock within three (3) business days, after demand therefore, equal to 2% of the liquidated value of all of the Secured Convertible Debentures issued to Cornell Capital Partners, LP outstanding for each thirty (30) day period from the date the Company was obligated to file the Form SB-2 or ensure effectiveness thereof, whichever is applicable.

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

The beneficial conversion features relating to the Secured Convertible Debentures are treated as embedded derivatives and is therefore classified as a liability in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The beneficial conversion features were valued using the Black Scholes-Merton methodology. The total discount values assigned to the conversion features at the time of issuances were $1,008,387. As of June 30, 2007, the beneficial conversion features had an aggregate value of $675,000.

Note 6 - Share Capital, Continued

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

On August 12, 2005, the Company consummated its first private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering of this Secured Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on August 12, 2008. The fair value of the warrants was established at $18,060 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture. For the nine months ended June 30, 2007, $6,774 was included in interest expense with a deferred balance outstanding of $1,124.

On November 30, 2005, the Company consummated its second private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $250,000. In connection with the offering of this Secured
Convertible Debenture, the Company issued 100,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on November 30, 2008. The fair value of the warrants was established at $15,954 using the Black Scholes - Merton methodology without a vesting period. This value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture. For the nine months ended June 30, 2007, $5,982 was charged to interest expense with a deferred balance outstanding of $3,325.

On March 29, 2006, the Company consummated its third private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $500,000. In connection with the offering, the Company issued 3,000,000 common share purchase warrants that are exercisable at a price of $0.30 per share and that expire on March 29, 2011. The fair value of the warrants was established at $99,558 using the Black Scholes - Merton methodology without a vesting period. The value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture at $2,766 per month. For the nine months ended June 30, 2007 $24,894 was charged to interest expense and the balance of the discount was $58,068.

On February 15, 2007, the Company consummated its fourth private placement with Cornell Capital Partners, LP of an 8% Secured Convertible Debenture for gross proceeds of $95,000. In connection with the offering, the Company issued 212,000 common share purchase warrants that are exercisable at a price of $0.001 per share and that expire on February 15, 2012. The fair value of the warrants was established at $3,082 using the Black Scholes - Merton methodology without a vesting period. The value was recorded as a discount to the convertible debentures and is being amortized over the term of the Debenture at $85 per month. For the nine months ended June 30, 2007 $385 was charged to interest expense and the balance of the discount was $2,697.

Of the total warrant values of $136,654, $38,035 was expensed during the nine months ended June 30, 2007 and $75,509 is included in the accompanying balance sheet as a discount to the convertible debt at June 30, 2007.

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

Note 6 - Share Capital, Continued

On December 30, 2005 the Company amended the Financing and Listing Agreement to extend the December 31, 2005 deadline to April 30, 2006. Subsequent to March 31, 2006 the agreement was further extended to September 30, 2006. As stated in Note. 6, the 1,000,000 shares in escrow were transferred to Cornell Capital Partners as additional security pledged in respect to the February 15, 2007 Secured Convertible Debenture.

Note 7 - Related Party Transactions

Management Agreements
The Company is party to a Management Agreement, dated May 1, 2005, with D.P. Martin & Associates, Inc., a Florida financial advisory firm. In that agreement, the Company engaged and appointed Robert Rudman, an employee of D.P. Martin & Associates, Inc., as its Chief Financial Officer. Mr. Rudman is also one of the Company's directors. IQ USA pays a $10,000 monthly management fee to D.P. Martin & Associates, Inc. Mr. Rudman is a Canadian Chartered Accountant and a Canadian citizen. Mr. Rudman's H-1B work authorization status was granted with D.P. Martin & Associates, Inc. For the nine months ended June 30, 2007 the Company has accrued $90,000 in management fees payable to D.P. Martin & Associates, Inc.

The Company is party to a Management Agreement, dated October 1, 2005, with Visionaire AS. In that agreement, the Company engaged and appointed Johnny Christiansen, who resides in Norway and is an employee of Visionaire AS, as its Chief Executive Officer. Mr. Christiansen is also one of the Company’s directors. Mr. Christiansen performs management services for the Company in his capacity as Chief Executive Officer from Norway and also performs management services for IQ USA, for which he is paid up to $8,000 in a monthly management fee. For the nine months ended June 30, 2007, the $40,000 in management fees was paid to Visionaire, AS and $32,000 has been paid by Osmotex and included in the Company’s accounts payable to parent company.

On March 1, 2006, the Company entered into a second Management Agreement with Visionaire AS. In that agreement, the Company engaged and appointed Per Arne Lislien, who resides in Norway and is an employee of Visionaire AS, as its Chief Operations Officer. Mr. Lislien performs management services for the Company in his capacity as Chief Operations Officer from Norway and also performs management services for IQ USA which pays his $10,000 monthly management fee. For the nine months ended June 30, 2007, the $50,000 in management fees was paid to Visionaire, AS and $40,000 has been paid by Osmotex and included in the Company’s accounts payable to parent company.

Lease Agreements
The Company is a party to a verbal lease agreement with D.P. Martin & Associates Inc. Under this arrangement, the Company leases one executive office including administrative support services in West Palm Beach, Florida at a monthly cost of $2,500. For the nine months ended June 30, 2007, the Company has paid $7,500 and accrued $15,000 in rental expense payable to D.P. Martin & Associates.

The Company is also a party to a verbal lease agreement with Visionaire AS. Under this arrangement, the Company leases two executive offices including administrative support in Horten, Norway at a monthly cost of $1,600. For the nine months ended June 30, 2007, the Company has accrued the rental expense payable to Visionaire AS.

On January 12, 2006, the Company entered into an Amendment to Capital Contribution Agreement with Osmotex USA whereby the Company memorialized its agreement to pay the $300,000 License Fee to Osmotex, as partial consideration for the Licensed Rights, in addition to the Company’s issuance of the 42,760,000 common stock shares to Osmotex USA. As of June 30, 2007, the Company has paid $279,720 of this amount.

Note 7 - Related Party Transactions, Continued

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

In the Plan of Operation, we refer to the period October 1, 2004 through June 8, 2005 as the “Pre-operations Period” and the time period of June 9, 2005 through June 30, 2007 as the “Development Stage Period.”

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

Until June 8, 2005, we had no operations. On June 9, 2005, we commenced development activities when we acquired exclusive, worldwide sales and marketing licensing rights to microfluidics technology developed and patented by Osmotex AS (“Osmotex”), incorporated in Norway in 1999, as well as additional intellectual property rights of Osmotex (the “Licensed Rights”). Osmotex entered into a Technology License Agreement with its wholly-owned subsidiary, Osmotex USA, Inc. (“Osmotex USA”). Under this agreement, the parent company granted the Licensed Rights to its subsidiary to commercialize its patented microfluidics technologies. On June 9, 2005, Osmotex entered into a Capital Contribution Agreement with us (the “Capital Contribution Agreement”) in which Osmotex USA, contributed its Licensed Rights to us as a capital contribution in exchange for an 85% equity position in the Company. A total of 31,330,877 issued restricted shares were tendered for cancellation and 42,670,000 new restricted shares were issued in connection with the Capital Contribution Agreement.

In an agreed-upon amendment to the Capital Contribution Agreement prior to September 30, 2005, memorialized on January 12, 2006, the Company was required to pay Osmotex USA $300,000 in cash as an additional payment for the Licensed Rights. At June 30, 2007, the Company had paid $279,720 to Osmotex USA leaving a balance outstanding of $20,280.

We have established a sales and marketing office in West Palm Beach, Florida and through IQ Micro (USA) Inc. (“IQ USA”), our wholly-owned subsidiary, are actively pursuing global licensing opportunities. Microfluidics technology has a wide range of consumer, medical and industrial applications. We intend to become a specialized supplier of low voltage microfluidics technology.

On May 21, 2007, the Company announced that Osmotex had merged with Lifecare AS, a private Norwegian company developing advanced micro and nanotechnology for the diabetes monitoring market. The expanded parent company was renamed Osmolife AS (“Osmolife”).

On July 10, 2007, the Company entered into an Agreement in Principle with Osmolife to acquire all of the issued and outstanding shares of Lifecare AS (“Lifecare”), a wholly-owned subsidiary of Osmolife. The consideration being offered by the Company will take the form of restricted common shares and the purchase price will be based on the results of an independent valuation. As of the date of this Report, an independent valuation has not been completed. The proposed transaction will also be subject to the usual and customary closing conditions which have not been met as of the date of this Report.

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

In addition to the convertible debentures, we received a shareholder loan of approximately $94,000 and as at June 30, 2007, we had an account payable to our parent company of approximately $395,000. Of the total net proceeds, approximately $280,000 was paid to Osmotex as partial payment for the purchase of the Licensed Rights and approximately $1,575,000 has been required for operating activities during the Development Stage Period. As a result, we had approximately $4,000 in cash as at June 30, 2007. We had approximately $1,000 in cash as of July 31, 2007. We also had total current liabilities of approximately $1,105,000 as of June 30, 2007 including $509,000 of total payables to shareholders. We have not generated revenue during the Development Stage Period.

The following schedule is our estimate of cash operating expenses for the 12 months ending June 30, 2008. These estimates are based on our actual experience during the past 12 months. These estimates do not include up to $122,000 in annual potential interest expense related to the five Secured Convertible Debentures issued to Cornell Capital Partners, LP that would be due if Cornell Capital Partners, LP does not exercise its right to convert the Secured Convertible Debentures into shares of our common stock. The schedule is only an estimate and actual expenses may be greater due to a number of factors as described in the “Risk Factors” section and in the Introductory Note.

General and administrative costs	$100,000
Management and consulting fees	470,000
Professional fees	200,000
Travel costs	50,000
Investor relations expenses	80,000
TOTAL	$900,000

On a quarterly basis, we require approximately $225,000 in cash to sustain our development stage activities. We do not expect this amount to increase or decrease materially during the next 12 months. Our estimate for professional fees includes legal and accounting fees related to our being a public reporting company, including preparation of reports filed with the SEC under the Securities Exchange Act of 1934, as amended. We have no plans to purchase plant equipment or significant assets. In addition, the number of employees and consultants is expected to remain constant during the next 12 months.

We are simultaneously pursuing the following alternatives with respect to obtaining additional capital:

•
We are in active discussions with potential sub-sub-licensees and we anticipate the successful negotiation of our first licensing agreement to be completed by December 31, 2007. The revenue to be generated by this sub-sub-license will take the form of a licensing fee plus royalties. The licensing fee will vary depending on the application, the target market and the territory. Current discussions with potential sub-sub-licensees involve licensing fees in the $500,000 to $1 million range and royalties in the 7% - 10% range.

•
A second potential source of capital involves a financial commitment from D.P. Martin & Associates Inc. (“D.P. Martin”). In connection with the June 9, 2005 Capital Contribution Agreement, we entered into a Financing and Listing Agreement with Osmotex USA and D.P. Martin that obligated D.P. Martin to locate at least $500,000 in external financing for us by December 31, 2005. Subsequent to March 31, 2006, the agreement was further extended to September 30, 2006. Pursuant to the Financing and Listing Agreement, D.P. Martin (1) assisted us in establishing Osmotex USA’s approximate 85% of our outstanding common stock and (2) placed 1,000,000 shares of our common stock beneficially owned by D.P. Martin into escrow to be released when it fulfils its financing commitment under the Financing and Listing Agreement. These 1,000,000 shares have been released from this escrow and have been pledged to Cornell Capital in connection with our February 2007 $95,000 Debenture. By June 30, 2007, D.P. Martin had advanced approximately $94,000 to the Company as a shareholder loan. Additional advances are being arranged by D.P. Martin and the objective is to arrange the total $500,000 in funding.

•
A third potential source of capital involves additional debt and/or equity financing. We are currently in discussions with two potential sources of additional capital and we anticipate closing a financing transaction prior to September 30, 2007. Although we are currently proposing an equity transaction, the financing may involve a secured convertible debenture.

As we continue seeking additional financing to meet our working capital needs, no assurance can be given that we will be successful in completing the financings at the minimum level necessary to fund our working capital requirements or to complete our development plan. If we are unsuccessful in completing these financings, we will not be able to fund our working capital requirements or execute our business plan.

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

Going Concern

We have incurred recurring operating losses and as at June 30, 2007, we had an accumulated deficit during the Pre-Development Period of $17,488, an accumulated deficit during the Development Stage Period of $2,923,511 and a working capital deficit of $1,101,496. During the Development Stage Period, we used cash of $1,590,469 in operating activities. During the Development Stage Period, we realized net proceeds of $1,370,000 from four Secured Convertible Debenture financings to fund our operations. We cannot assure that we can arrange future financings.

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

General

We have no revenues from our current operations, our operations during the development stage through June 30, 2007 have not generated a profit, and we have relied on, and will continue to rely on, significant external financing to fund our operations.

During the fiscal year ended September 30, 2006, and through the date of this report our financing came primarily from the sale of convertible debentures totaling $1,595,000 in gross proceeds and $1,370,000 in net proceeds. We will need to raise at least $900,000 in additional capital to finance operations through June 30, 2008 excluding potential interest expense related to our secured convertible debenture financings.

We generated a net loss of $1,228,018 during the nine months ended June 30, 2007 and a cumulative loss of $2,923,511 during the development stage.

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

Liquidity and Financial Condition

At June 30, 2007, we had $4,193 in cash. Total liabilities at June 30, 2007 were $2,902,985 consisting of total current liabilities in the aggregate amount of $1,105,689 and total long term liabilities in the amount of $1,797,296. At June 30, 2007, assets included $230,550 of net licensed rights and $75,185 of net deferred finance charges. As of June 30, 2007 our working capital deficit was $1,101,496. As of June 30, 2007, the accounts payable to our parent company was $395,515. Subsequent to that date, we received a $30,000 cash transfer from our parent company. These funds were used for working capital purposes.

Results of Operations - Nine Months Ended June 30, 2007

Revenues

The Company generated no revenues during the nine months ended June 30, 2007 and has generated no revenues during the development stage period to date of June 9, 2005 to June 30, 2007.

General and Administrative Expenses

General and administrative expenses during the nine months ended June 30, 2007 were $67,775.

Management and Consulting Fees

Management and consulting fees were $319,197 during the nine months ended June 30, 2007.

Legal and Audit Fees

Legal and audit fee expenses during the nine months ended June 30, 2007 were $125,804.

Total Expenses; Net Loss to Common Shareholders

Total expenses were $1,228,018 for the nine months ended June 30, 2007. Net loss to common shareholders was $1,228,018 or $0.03 per share for the nine months ended June 30, 2007.

Accumulated Deficit

During the development stage period through June 30, 2007, we have incurred substantial operating losses and expect to incur additional operating losses. As of June 30, 2007, our accumulated deficit during the development stage was $2,923,511.

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

Although our predecessor company was formed in March 1996, we commenced operations in June 2005 and are currently considered a development stage company. We have not generated any revenues from operations during the period of June 9, 2005 through June 30, 2007. During the period of June 9, 2005 through June 30, 2007, we incurred net losses of $2,923,511. Our future operations may never be profitable. We have a very limited operating history upon which to base an evaluation of our prospective operations or results. As a result, we may have difficulty in accurately predicting revenues or costs of operations for budgeting and planning purposes. This could result in unexpected fluctuation in our future results of operations and other difficulties, any of which could make it difficult for us to achieve or maintain profitability and could increase the volatility of our common stock. Our revenues and profits, if any, will depend upon various factors, including whether our sub-sub-licensing business strategy can be completed and whether Osmotex’s microfluidics technology will achieve market acceptance. We may not achieve our business objectives and the failure to achieve our goals would have an adverse impact on us. Similarly, prospective investors will not be able to review past operations as a gauge to evaluate our management’s execution, our ability to implement our business plan, the effectiveness of our financial controls or other salient information.

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

We are required to raise additional capital from the sale of debt or equity securities in order to implement our business plan. To date, we have completed five separate financings with Cornell Capital Partners, LP, totaling gross proceeds of $1,595,000. Those financings took place in August 2005, November 2005, February 2006, March 2006 and February 2007. In addition, we have a commitment from D.P. Martin, a Florida based financial advisory firm representing several existing shareholders, to assist in arranging at least $500,000 in external financing for us. D.P. Martin placed 1,000,000 shares of our common stock into escrow as security against this commitment. These 1,000,000 shares have been released from this escrow and have been pledged to Cornell Capital in connection with our February 2007 $95,000 Debenture. As at June 30, 2007, D.P. Martin had advanced the Company approximately $94,000 in cash and additional advances are being arranged.

We are currently seeking additional sources of capital. However, we may be unable to raise those additional funds on terms acceptable to us, if at all. Our inability to obtain additional capital may reduce our ability to continue to conduct business operations, and it may possibly force us to evaluate a sale or liquidation of our assets, if any. Any future financing may involve substantial dilution to existing investors.

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

Mr. Rudman, Mr. Christiansen and Mr. Lislien are not our employees. Mr. Rudman is an employee of D.P. Martin, and Mr. Christiansen and Mr. Lislien are each an employee of Visionaire. Their respective employers have entered into management agreements with us in which their respective employers have assigned Mr. Rudman, Mr. Christiansen and Mr. Lislien the duties to act as our Chief Financial Officer, Chief Executive Officer and Chief Operations Officer, respectively. Mr. Rudman and Mr. Christiansen do not devote 100% of their working time to us. Mr. Lislien does devote 100% of his time to us. If Mr. Rudman, Mr. Christiansen or Mr. Lislien were unable or unwilling to provide services to us for whatever reason, our business operations would be adversely affected.

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

Our reliance on confidentiality agreements and provisions to protect our unpatented proprietary information, know-how and trade secrets may not be adequate. Our competitors may either independently develop the same or similar information or obtain access to our proprietary information. In addition, we may not prevail if we assert challenges to intellectual property rights against third parties. Some of our key personnel’s employers have been required to enter into management agreements that include provisions providing for confidentiality. One of our consulting firms has agreed to keep confidential information we furnish to them pursuant to our consulting agreement with it. With the exception of potential sub-licensees, we have not required any other party to enter into a confidentiality agreement with us.

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

The trading market for our common stock on the Bulletin Board has been thin and sporadic. As a result, transactions in our shares may reflect the vagaries of a particular circumstance and are less likely to reflect our intrinsic value. Moreover, the quotations for our common stock for such trades as exists may reflect inter-dealer prices, and may not necessarily represent actual transactions. We are filing this Report as part of a plan to develop an active market for our common stock in an effort to improve liquidity and shareholder value. The filing of this Registration Statement and our undertaking to file periodic reports with the SEC may not create a more active market for our common stock. In the event a regular public trading market does not develop, any investment in our common stock would remain highly illiquid. Accordingly, you may not be able to sell your shares readily.

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

Our common stock is currently quoted on the OTC-BB under the symbol “IQMC.” Our longer-term plan includes efforts to have the stock listed on an exchange such as the American Stock Exchange (“AMEX”) or the NASDAQ SmallCap Market. Each of these markets has specific listing criteria for companies, which include both financial thresholds and corporate governance requirements. Those listing standards are subject to amendment and modification from time to time. Corporate governance requirements include specific requirements for audit committees and audit committee members, enhanced processes for evaluating internal control over financial reporting and disclosure controls and procedures. We do not currently meet the requirements for listing on the AMEX or the NASDAQ SmallCap Market and we may not be able to meet the financial and corporate governance standards that are currently in place or that may be imposed from time to time in the future. Our inability to secure such a listing will likely limit the marketability of our common stock and may adversely impact both the market price of and the liquidity of the trading market for our common stock.

We incur substantial costs as a result of being a reporting company with the SEC.

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

As of the date of this Report, we had 51,223,991 shares of our common stock issued and outstanding. As of the date of this Report, we had issued an aggregate principal amount of $1,595,000 of Secured Convertible Debentures and 3,662,000 Warrants. The conversion of the Secured Convertible Debentures, the exercise of the Warrants, or the issuance and conversion or exercise of any other convertible security, including any convertible preferred stock and any stock options we grant to Robert Rudman, Johnny Christiansen or anyone else, would further dilute your percentage equity ownership interest and voting power. The Secured Convertible Debentures may be converted into up to approximately 5.7 million shares of our common stock (with this number varying depending on the trading price of our common stock) by Cornell Capital Partners, LP at conversion prices per share as stated in this Report.

We have issued Warrants to purchase up to a total of 3,662,000 shares of our common stock in the aggregate. Two of our Warrants are each for 100,000 shares of our common stock and each is exercisable at $0.001 per share. The third Warrant is for 3,000,000 shares of our common stock, exercisable at $0.30 per share. The fourth Warrant is for 250,000 shares of our common stock, which is exercisable at $0.51 per share. The fifth Warrant is for 212,000 shares of our common stock, exercisable at $0.001 per share. If, subject to the exceptions set forth in the Warrants, during the time the Warrants are outstanding we issue or sell, or are deemed to have issued or sold, any shares of common stock for a consideration per share less than a price equal to the exercise price of the Warrants, in effect immediately prior to such issuance or sale, then immediately after such issuance or sale, the exercise price will be reduced to an amount equal to such consideration per share. Upon each such adjustment, the number of shares issuable upon exercise of the Warrants will be adjusted to the number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable upon exercise of the Warrants immediately prior to such adjustment and dividing the product by the exercise price resulting from such adjustment. Similar adjustments will be made upon the issuance or sale by us of options to purchase our shares or convertible securities.

ITEM 3. Controls and Procedures

As of June 30, 2007, an evaluation was carried out under the supervision and with participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first three quarters of fiscal 2007 or subsequent to the date of the evaluation by management.

Part II

ITEM 1. Legal Proceedings

As of the date of this report, we are not a party to any material legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2007, Cornell Capital Partners, LP converted $45,000 of the March 29, 2006 8% Secured Convertible Debenture at a conversion price per share of $0.096 that resulted in the issuance of 468,750 shares of the Company’s common stock in reliance upon an exemption from securities registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

There were 440,000 restricted common shares sold by the Company during the quarter ended June 30, 2007 as settlement of existing debt. Hawk Associates Inc. was issued 400,000 restricted shares as settlement of $45,600 and Island Stock Transfer Inc. was issued 40,000 restricted shares as settlement of $10,000. These shares were issued in reliance upon an exemption from securities registration pursuant to Section 4(2) and Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

On July 10, 2007, the Company entered into an Agreement in Principle with Osmolife to acquire all of the issued and outstanding shares of Lifecare, a wholly-owned subsidiary of Osmolife. Lifecare is developing advanced micro and nanotechnology for the diabetes monitoring market. The consideration being offered by the Company will take the form of restricted common shares and the purchase price will be based on the results of an independent valuation. As of the date of this Report, an independent valuation has not been completed. The proposed transaction will also be subject to the usual and customary closing conditions which have not been met as of the date of this Report.

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

IQ MICRO INC. (Registrant)

Date: August 14, 2007	By:	/s/ Johnny Christiansen
Johnny Christiansen, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Robert Rudman
Robert Rudman, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)